Form 10-Q
period 1995-03-31
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1995-05-11
CIK 805647

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

        [x]     Quarterly report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 1995

        [ ]   Transition report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission file number 0-15404


                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
             (Exact Name of Registrant as Specified in its Charter)




DELAWARE                                                    36-3468795
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)
300 DELAWARE AVENUE, SUITE 1704
WILMINGTON, DE
(Address of Principal Executive Offices)                    19801
Registrant's telephone number, including                    Zip Code
area code (302) 427-5800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES [x]          NO [ ]

Number of shares of common stock outstanding:





                                                    NUMBER OUTSTANDING
     CLASS                                          AS OF MARCH 31,1995
     -----                                          -------------------
$1.00 par value common                                   2,186,704

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                           AS OF          AS OF
                                                                                                          MARCH 31,     DECEMBER 31,
                                                                                                            1995           1994
                                                                                                          ---------     -----------
ASSETS                                                                                                   (unaudited)
  INVESTMENTS
    Fixed maturities held for sale at market (Amortized cost: 1995 - $55,980,022;
      1994 - $53,909,188).............................................................................   $ 55,170,971  $ 52,283,318
    Non-redeemable preferred equities at market (Amortized cost: 1995 - $5,580,118;
      1994 - $6,189,589)..............................................................................      5,381,132     5,785,356
    Common Stock at market (Cost: 1995 - $3,570,283; 1994 - $2,578,971)...............................      3,668,938     2,493,450
    Short-term investments............................................................................      4,782,426     4,673,778
                                                                                                         ------------  ------------
        Total investments.............................................................................     69,003,467    65,235,902

  OTHER ASSETS

    Cash and equivalents..............................................................................      2,327,987     3,251,227
    Restricted cash...................................................................................      2,855,822     2,831,922
    Premiums receivable...............................................................................      2,813,832     2,934,056
    Reinsurance recoverable on paid losses............................................................        141,404       160,587
    Reinsurance recoverable on unpaid losses..........................................................      6,228,220     6,424,110
    Accrued investment income.........................................................................        737,480       594,748
    Deferred federal income taxes.....................................................................      1,998,870     2,330,000
    Other assets......................................................................................      1,208,275     1,185,357
                                                                                                         ------------  ------------
        Total other assets............................................................................     18,311,890    19,712,007
                                                                                                         ------------  ------------
        Total assets..................................................................................   $ 87,315,357  $ 84,947,909
                                                                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Reserves for unpaid losses and loss adjustment expenses...........................................   $ 33,048,655  $ 32,967,809
    Unearned premium reserves.........................................................................      4,434,057     4,233,747
    Accrued liabilities...............................................................................      4,670,648     4,516,220
    Funds withheld from reinsurers....................................................................      2,855,822     2,831,922
    Excess of acquired net assets over cost...........................................................      1,500,590     1,614,555
                                                                                                         ------------  ------------
        Total liabilities.............................................................................     46,509,772    46,164,253

  STOCKHOLDERS' EQUITY
    Preferred stock, $1,000 par value, 75,000 shares authorized; no shares issued
      and outstanding.................................................................................   $          -  $          -
    Common stock, $1 par value, 6,000,000 shares authorized; 2,923,404 shares issued..................      2,923,404     2,923,404
    Additional paid-in capital........................................................................     29,515,662    29,534,302
    Treasury stock, at cost (1995 - 736,700; shares; 1994 - 746,700 shares)...........................     (6,909,663)   (7,016,554)
    Unrealized investment losses net of taxes.........................................................       (634,259)   (1,562,822)
    Retained earnings.................................................................................     15,910,441    14,905,326
                                                                                                         ------------  ------------

        Total stockholders' equity....................................................................     40,805,585    38,783,656
                                                                                                         ------------  ------------
        Total liabilities and stockholders' equity....................................................   $ 87,315,357  $ 84,947,909
                                                                                                         ============  ============


See the accompanying notes to the condensed consolidated financial statements.

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                                                            THREE MONTHS          THREE MONTHS
                                                                                               ENDED                 ENDED
                                                                                             MARCH 31,              MARCH 31,
                                                                                               1995                  1994
                                                                                            ------------          ------------
REVENUE
  Premiums earned...................................................................        $  2,305,776          $  1,851,688
  Net investment income.............................................................           1,170,565               773,015
  Net realized gains on investments.................................................              83,962               331,346
  Other income......................................................................             175,142               174,279
                                                                                            ------------          ------------
    Total revenue...................................................................           3,735,445             3,130,328
LOSSES AND EXPENSES
  Losses and loss adjustment expenses...............................................             822,186             1,063,998
  Commissions expenses..............................................................             588,228               357,138
  Other operating and management expenses...........................................             850,955               739,878
                                                                                            ------------          ------------
    Total losses and expenses.......................................................           2,261,370             2,161,014

                                                                                            ------------          ------------
  Income before income taxes........................................................           1,474,075               969,314
  Provision for income taxes........................................................             304,656               159,538
                                                                                            ------------          ------------
  Net income........................................................................        $  1,169,419          $    809,776
                                                                                            ============          ============

  Net income per common share.......................................................        $       0.50          $       0.35
                                                                                            ============          ============

    Weighted average number of shares outstanding for the entire period.............           2,334,418             2,282,910
                                                                                            ============          ============

See the accompanying notes to the condensed consolidated financial statements

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                          THREE MONTHS         THREE MONTHS
                                                                                              ENDED               ENDED
                                                                                            MARCH 31,            MARCH 31,
                                                                                              1995                 1994
                                                                                          ------------         -------------
CASH PROVIDED BY OPERATING ACTIVITIES.............................................        $  1,744,062         $   3,243,561

INVESTING ACTIVITIES
    Net purchases of short term investments.......................................            (108,648)             (500,158)
    Purchases of fixed maturities.................................................          (4,814,230)          (10,150,663)
    Dispositions of fixed maturities..............................................           2,926,157            14,821,942
    Net (purchases) dispositions of preferred equities............................             459,484              (954,293)
    Net purchases of common stock.................................................            (991,312)           (2,255,075)
                                                                                          ------------         -------------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                            (2,528,549)              961,753

FINANCING ACTIVITIES
    Stock options exercised.......................................................              25,250                     -
    Payments of cash dividends....................................................            (164,003)             (140,927)
                                                                                          ------------         -------------
NET CASH USED BY FINANCING ACTIVITIES                                                         (138,753)             (140,927)

                                                                                          ------------         -------------
INCREASE (DECREASE) IN CASH.......................................................        $   (923,240)        $   4,064,387
                                                                                          ============         =============


See the accompanying notes to the condensed consolidated financial statements

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31,1995
                                  (unaudited)

A.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these financial statements be read in conjunction with the consolidated financial statements at, and for the year ended, December 31, 1994 and notes thereto, included in the Registrant's annual report as of that date. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

B.       DIVIDENDS PAID

         The Registrant has paid the following common share dividends in 1995 to outstanding stockholders of record:

         Payment                  Stockholder               Dividend Paid
         Date                     Record Date               Per Common Share
         -------------------------------------------------------------------
         February 23, 1995        January 26, 1995          $0.075

         In addition, the Registrant has declared the following common share dividend in 1995 to outstanding stockholders of record:


         Payment                  Stockholder               Dividend Paid
         Date                     Record Date               Per Common Share
         -------------------------------------------------------------------
         May 25, 1995             April 20, 1995            $0.075

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

LIQUIDITY AND  CAPITAL RESOURCES

                                GENERAL BUSINESS

Financial Institutions Insurance Group, Ltd. (the "Registrant") is an insurance holding company which, through its subsidiaries, underwrites insurance and reinsurance. The principal lines of business include professional liability, directors' and officers' liability, fidelity, property catastrophe reinsurance and other lines of property and casualty reinsurance.

The Registrant conducts its business by operating an insurance company and managing insurance and reinsurance assumptions through two underwriting agencies.

The First Reinsurance Company of Hartford ("First Re") is the largest subsidiary. Through affiliated non-insurance subsidiaries, First Re provides insurance coverage and has entered into reinsurance treaties whereby companies cede a portion of their premiums, commissions and related incurred losses to First Re.

The principal underwriting activity of the group is managed by a wholly-owned subsidiary, Oakley Underwriting Agency, Inc. ("Oakley"). Formed in 1993, Oakley underwrites directors' and officers' liability insurance and professional liability insurance principally on behalf of First Re and Virginia Surety Company, Inc. ("VSC"). VSC is an unaffiliated insurance company that maintains an underwriting contract with Oakley.

The profitability of the property-casualty business is dependent on competitive influences, the efficiency and costs of operations, investment results between the time premiums are collected and losses are paid, the level of ultimate losses paid, and the ability to estimate each of those factors in setting premium rates. Investment results are dependent on the selection of investment vehicles, the ability to project ultimate loss payments, and the timing of those loss payments. Ultimate loss payments are dependent on the types of coverages provided, results of litigation, the geographic areas of the country covered and the quality of underwriting.


                                   LIQUIDITY

General convention in the insurance industry has established an informal guideline ratio of premiums written to capital that is deemed appropriate. Typically this ratio provides that premiums be no greater than three times the capital and surplus of the Registrant. The Registrant has maintained a ratio of less than $.40 of premium written for each $1.00 of its capital and surplus since its inception. Additionally, the Registrant must file certain reports with various regulatory agencies. These reports measure the liquidity, capital resources and profitability of the Registrant to insurance industry standards. Based on these reports, for the 1994 year, the liquidity and capital resources of the Registrant exceed the operating standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Registrant's fixed investment portfolio has been structured such that the average maturity of the portfolio does not exceed three years. The length of time needed to settle claims from reinsured policies is influenced by the type of coverage involved and the complexity of the individual loss occurrence. Management believes that it has positioned its investment portfolio to ensure that it can meet its obligations without adverse deviation from its current investment objectives. It is also believed that the Registrant's current investment policies permit it to continue to take advantage of favorable changes that might occur in the investment marketplace.

On December 30, 1993, the Registrant adopted SFAS 115 and classified all of its fixed maturity investments as held for sale and carries them at market value, because the Registrant will likely sell such investments prior to maturity. Non-redeemable preferred equity securities and common stocks are also carried at market value. Short-term investments are carried at the lower of amortized cost or market value.

The net tax effected unrealized loss of $1,562,822 at December 31,1994 was reduced to a net tax effected unrealized loss of $634,259 as of March 31, 1995, due to an improvement in the stock and bond market. Management does not plan to liquidate investments to fund operations or pursue financing activities but will continue to manage the portfolio seeking the maximum total return while keeping the duration and credit profile at approximately the same historical levels.

Following this policy, the Registrant realized approximately $84,000 of capital gains from the held for sale portfolio in the first three months of 1995 by selling securities and reinvesting the proceeds.

The Registrant and its investment advisors believe that, given the current uncertainties in the fixed income market, it was appropriate to realize these gains. This activity did not affect the liquidity or quality of the portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table outlines the respective reserve components and their balances as of March 31, 1994 and at quarterly intervals through the period to March 31, 1995.

DIRECT AND ASSUMED

                                              Reserves on
                                               Reported                       IBNR
    Date        Reserves            %           Claims           %          Reserves           %
  3/31/94      $33,736,233        100%        $13,939,792       41%        $19,796,441         59%
  6/30/94      $33,029,457        100%        $13,099,987       40%        $19,929,470         60%
  9/30/94      $33,250,399        100%        $13,117,104       40%        $20,133,295         60%
 12/31/94      $32,967,809        100%        $12,814,155       38%        $20,153,654         62%
  3/31/95      $33,048,655        100%        $13,551,763       41%        $19,496,892         59%

CEDED

                                             Reserves on
                                              Reported                        IBNR
    Date        Reserves           %           Claims            %          Reserves            %
  3/31/94      $6,286,636         100%        $4,403,636        70%        $1,883,000          30%
  6/30/94      $6,124,728         100%        $4,378,321        71%        $1,749,407          29%
  9/30/94      $5,983,568         100%        $4,367,754        73%        $1,615,814          27%
 12/31/94      $6,424,110         100%        $4,006,925        62%        $2,417,185          38%
  3/31/95      $6,228,220         100%        $4,282,499        69%        $1,945,721          31%

NET

                                             Reserves on
                                              Reported                        IBNR
    Date        Reserves           %           Claims            %          Reserves            %
  3/31/94      $27,449,597        100%        $9,536,156        35%        $17,913,441         65%
  6/30/94      $26,904,729        100%        $8,724,666        32%        $18,180,063         68%
  9/30/94      $27,266,831        100%        $8,749,350        32%        $18,517,481         68%
 12/31/94      $26,543,699        100%        $8,807,230        33%        $17,736,469         67%
  3/31/95      $26,820,435        100%        $9,269,264        35%        $17,551,171         65%

The Registrant regularly monitors the relative proportions of its gross reserves to ensure that they are adequate. In the event such reserves are deemed to be either excessive or insufficient, adjustments are made at the time of such determination.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


For income tax purposes, the liability for unpaid losses and loss adjustment expenses is discounted to values less than those reported for accounting purposes. The effect of the discounting is to increase the amount of taxable income and current income tax liability. The tax based adjustments are more fully explained in Notes A and D to the consolidated financial statements of the Registrant in the Registrant's Form 10-K for the year ended December 31, 1994.

Management considers the Registrant's current capitalization, investments and net reserves to be adequate to meet the Registrant's operating needs and to support the level of reinsurance premiums currently being assumed.

Payments of future cash dividends are reviewed and voted on at regularly scheduled Board of Directors' meetings of the Registrant and its subsidiaries. In declaring the most recent dividend, the Registrant considered its current financial condition, with special attention to current income, retained earnings and its Stockholder Dividend Policy. These decisions, further, are based upon the subsidiaries' performances, taking into account regulatory restrictions on payment of dividends by such subsidiaries.

The Registrant's significant cash flow in the first three months of 1995 reflects an increase in net investments of $2,528,549 as compared to a net decrease of $961,753 as of March 31, 1994. Operating activities contributed $1,744,062 of cash balances in 1995 as compared to $3,243,561 in 1994. This reduction was primarily due to funding of loss payments and federal tax payments in 1995 that were not required in 1994.

As of April 1, 1995, First Re increased its net participation in the lower layer of the Oakley treaties and eliminated its participations in the two upper layers. The net exposure per risk will increase by less than 1% from $495,000 to $500,000 but will be concentrated in the first layer of coverage rather than spread among the policy limits of up to $5,000,000. The premium writings will increase from approximately 44% to approximately 70%, due to this change in participation with a proportional increase in the commissions expenses and estimated incurred losses.


During the first quarter of 1995, the Registrant made a formal offer to acquire, in a cash transaction, AmerInst Insurance Group, Inc., a publicly held reinsurer of accountants professional liability insurance, at a discount to its book value. The acquisition price is approximately $10.9 million. The Registrant is currently awaiting a response from the Board of AmerInst.

The Registrant is unaware of any other trends or uncertainties that have had, or that the Registrant reasonably expects will have, a material effect on its liquidity, capital resources or operations. Management feels that the Registrant's liquidity and capital resources are adequate to meet future needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS

Earnings per share in the three months ended March 31, 1995 and 1994, amounted to $0.50 and $0.35 respectively. This represents an increase of 42.9%. Earnings per share are calculated on a diluted basis.

Net income for the three months ended March 31, 1995 is 44.4% higher than for the same period in 1994 ($1,169,419 vs. $809,776). The 1995 three month income increase is primarily due to increased earned premiums, an increase in net investment income and favorable reserve developments on certain prior period claims.

PREMIUMS EARNED

The premiums earned as of March 31, 1995 increased 24.5% ($2,305,776 vs. $1,851,688) over 1994. This increase is primarily due to the increase in earnings from business produced by the Registrant's Oakley subsidiary, of approximately $695,000 ($1,851,000 vs. $1,156,000) for 1994, which is a 60.1%
increase and reflects the final quarter of the second full year of Oakley operations. The premium growth reflects an increase in retention from approximately 37.0% to 44.0% of the premium which occurred in the second quarter of 1994. This increase in retention, coupled with an increase in insurance premiums written, comprised the premium increase. Oakley has increased its year-to-year gross insurance premiums earned approximately 25.0% as it continues to establish itself in the marketplace and as it adds new insureds to the book of business that was acquired from VSC in April of 1993.

The first quarter of 1994 benefited from $540,000 of premium revenue from the financial institutions insurance program. The expiring premiums related to this run-off program were fully earned by the end of 1994, with almost all of the earnings being reflected in the first quarter.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income in the three months ended March 31, 1995 increased 51.4% ($1,170,565, vs. $773,015). This was due to higher available interest rates during the first three months of 1995 and a change from tax advantaged into higher yielding taxable securities during the third and fourth quarters of 1994.

Net realized gains on investments in the three months ended March 31, 1995 decreased 74.7%, from $331,346 to $83,962 for 1994 and 1995 respectively.
In 1994 the Registrant realized capital gains as part of a strategy to capture a tax benefit that was scheduled to expire at December 31, 1994. This goal was achieved principally in the first quarter of 1994.

Market conditions did not present an opportunity to realize similar gains within the Registrant's investment policy guidelines in 1995. Future realized gains will be dependent on portfolio positions and market conditions. Consistent with its investment guidelines, the Registrant will continue to invest for the highest total return possible and maintain its portfolio's current liquidity and credit characteristics.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LOSSES AND LOSS ADJUSTMENT EXPENSES

The three months ended March 31, 1995 had a decrease of $241,812 or 22.7%. Favorable re-estimations of ultimate incurred losses on claims related to 1993 and prior financial institution claims totaling approximately $728,000 vs. $422,000 for 1994 were reflected in the three month results. The 1994 quarter additionally reflected a loss estimate of approximately $300,000 for the Northridge, California earthquake. The 1995 quarter did not have a comparable major catastrophe claim but did reflect a proportional increase in loss reserves that corresponded to the increased premium revenue.

COMMISSIONS EXPENSES

The three months ended March 31, 1995 had a commission expense increase of approximately $231,000 or 64.7% from the comparable period in 1994. The 1995 increase in commission expenses is proportional to the increased premiums written.

OTHER OPERATING EXPENSES

For the three months ended March 31, 1995, other operating expenses increased from $739,878 to $850,955 or 15.0% for the comparable period in 1994. The 1995 first quarter expenses reflected modestly higher levels of expenses principally in the professional area that were incurred in establishing procedures and controls for expanding operations.

PROVISION FOR INCOME TAXES

The three months ended March 31, 1995 compared to the previous quarter had an increase in income taxes from $159,538 to $304,656 or 91.0%. The effective tax rate increased to 20.66% from 16.45% due to a higher proportion of underwriting profits being fully taxed and a lower proportion of tax advantaged investment income. The effective tax rate increase accounted for approximately 41% of the increased tax, and the balance related to the increased pre-tax income.

REGULATORY ENVIRONMENT

The reinsurance (and insurance) industry is being scrutinized by the Executive and Legislative branches of government as well as regulatory agencies. Items presently being given attention are individual state regulatory issues (i.e. solvency) and federal regulation of the reinsurance and insurance industry. It is not possible to predict at this time the impact that these initiatives will have on the Registrant's business.

The Registrant, in association with its reinsured companies, has responded to, and will continue to respond to these regulatory challenges. Without an appropriate response, actions of regulatory authorities could adversely affect the operations of the Registrant.

The Registrant will continue to monitor these developments and respond as necessary to the changing environment.

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                                    PART II
                               OTHER INFORMATION


ITEMS 1-3.                Have been omitted as they are either not applicable
                          or result in a negative answer.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                          Not Applicable

ITEM 5.                   OTHER MATTERS

                      The Registrant continues to seek acquisitions that will complement its current business. During the first quarter of 1995, the Registrant increased its cash offer to acquire AmerInst Insurance Group, Inc. ("AmerInst"), and its wholly-owned subsidiary, AmerInst Insurance Company from $27 to $32.40 per share. AmerInst is a publicly-held insurance holding company with reported assets of approximately $49,000,000. Its subsidiary, AmerInst Insurance Company, is an Illinois-chartered reinsurer of accountants' professional liability insurance. The Registrant has not yet received a response from the AmerInst Board of Directors, and is unable at this time to predict whether the acquisition will proceed.


ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

                          (a) The following Exhibits have been included as part of this report:

                                  None.

                          (b) The Registrant has filed no current reports on Form 8-K for the quarter ended 3/31/95.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
(Registrant)



May 10, 1995                  John A. Dore
                              ----------------------------------------------
                              John A. Dore
                              (President and Chief Executive Officer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)

May 10, 1995                  Lonnie L. Steffen
                              ----------------------------------------------
                              Lonnie L. Steffen
                              (Chief Financial Officer, Executive Vice
                              President, Treasurer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)