Form 10-Q
period 1995-06-30
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1995-08-14
CIK 805647

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

        /x/    Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 1995

        / /  Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES _X_          NO ___

Number of shares of common stock outstanding:

                                                          NUMBER OUTSTANDING
     CLASS                                                AS OF JUNE 30, 1995
     -----                                                ------------------
$1.00 par value common                                         2,206,504

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                           AS OF           AS OF
                                                                                                          JUNE 30,      DECEMBER 31,
                                                                                                           1995             1994
                                                                                                        -----------     ------------
ASSETS                                                                                                  (UNAUDITED)
  INVESTMENTS

        Fixed maturities held for sale at market (Amortized cost: 1995 - $56,468,557;
                1994 - $53,909,188) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $57,250,125     $52,283,318
        Non-redeemable preferred equities at market (Amortized cost: 1995 - $6,795,965;
                1994 - $6,189,589)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,695,648       5,785,356
        Common Stock at market (Cost: 1995 - $3,757,863; 1994 - $2,578,971) . . . . . . . . . . . . .     3,995,384       2,493,450
        Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,677,075       4,673,778
                                                                                                        -----------     -----------
                Total investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    71,618,233      65,235,902
  OTHER ASSETS

        Cash and equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       507,501       3,251,227
        Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,711,849       2,831,922
        Premiums receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,355,958       2,934,056
        Reinsurance recoverable on paid losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .       156,874         160,587
        Reinsurance recoverable on unpaid losses  . . . . . . . . . . . . . . . . . . . . . . . . . .     6,712,578       6,424,110
        Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       736,320         594,748
        Deferred federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,746,043       2,330,000
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,167,540       1,185,357
                                                                                                        -----------     -----------
                Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17,094,663      19,712,007
                                                                                                        -----------     -----------
                Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $88,712,897     $84,947,909
                                                                                                        ===========     ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Reserves for unpaid losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . .   $33,794,332     $32,967,809
        Unearned premium reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,058,511       4,233,747
        Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,786,947       4,516,220
        Funds withheld from reinsurers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,711,849       2,831,922
        Excess of acquired net assets over cost . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,386,624       1,614,555
                                                                                                        -----------     -----------
                Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,738,262      46,164,253

  STOCKHOLDERS' EQUITY
        Preferred stock, $1,000 par value. 75,000 shares authorized; no shares issued
                and oustanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        --     $        --
        Common stock, $1 par value. 6,000,000 shares authorized; 2,923,404 shares issued  . . . . . .     2,923,404       2,923,404
        Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,538,250      29,534,302
        Treasury stock, at cost (1995 - 716,900; shares; 1994 - 746,700 shares) . . . . . . . . . . .    (6,698,002)     (7,016,554)
        Unrealized investment losses net of taxes . . . . . . . . . . . . . . . . . . . . . . . . . .       606,390      (1,562,822)
        Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,604,595      14,905,326
                                                                                                        -----------     -----------
                Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,974,638      38,783,656
                                                                                                        -----------     -----------
                Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . .   $88,712,899     $84,947,909
                                                                                                        ===========     ===========

See the accompanying notes to the condensed consolidated financial statements.

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                        SIX MONTHS      SIX MONTHS      THREE MONTHS    THREE MONTHS
                                                           ENDED           ENDED            ENDED           ENDED
                                                         JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                           1995             1994             1995            1994
                                                        -----------     ----------       ----------      ----------
REVENUE
  Premiums earned . . . . . . . . . . . . . . . . . .   $5,211,981      $3,585,149       $2,906,205      $1,733,461
  Net investment income . . . . . . . . . . . . . . .    2,135,751       1,695,120          965,186         862,105
  Net realized gains on investments . . . . . . . . .      359,854         336,109          275,892           4,763
  Other income  . . . . . . . . . . . . . . . . . . .      332,555         341,882          157,413         167,603
                                                        -----------     ----------       ----------      ----------
    Total revenue . . . . . . . . . . . . . . . . . .    8,040,141       5,958,260        4,304,696       2,767,932
LOSSES AND EXPENSES
  Losses and loss adjustment expenses . . . . . . . .    2,296,207       1,459,327        1,474,021         395,329
  Commissions expenses  . . . . . . . . . . . . . . .    1,308,746         735,189          720,518         378,051
  Other operating and management expenses . . . . . .    1,874,937       1,804,402        1,023,982       1,004,524
                                                        -----------     ----------       ----------      ----------
    Total losses and expenses . . . . . . . . . . . .    5,479,890       3,998,918        3,218,521       1,777,904
                                                        -----------     ----------       ----------      ----------
Income before income taxes  . . . . . . . . . . . . .    2,560,251       1,959,342        1,086,175         990,028
Provision for income taxes  . . . . . . . . . . . . .      531,190         216,795          226,534          57,257
                                                        -----------     ----------       ----------      ----------
Net income  . . . . . . . . . . . . . . . . . . . . .   $2,029,061      $1,742,547       $  859,641      $  932,771
                                                        ===========     ==========       ==========      ==========

Net income per common share . . . . . . . . . . . . .   $     0.88      $     0.76       $     0.38      $     0.41
                                                        ===========     ==========       ==========      ==========
  Weighted average number of shares outstanding
    for the entire period . . . . . . . . . . . . . .   $2,309,377      $2,292,699       $2,313,168      $2,291,543
                                                        ===========     ==========       ==========      ==========

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                SIX MONTHS      SIX MONTHS
                                                                   ENDED           ENDED
                                                                 JUNE 30,        JUNE 30,
                                                                   1995            1994
                                                                ------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . .       $  1,123,834    $  3,419,227

INVESTING ACTIVITIES
  Net (purchases) sales of short term investments . . . .            996,703      (2,915,252)
  Purchases of fixed maturities . . . . . . . . . . . . .        (13,922,871)    (13,464,808)
  Dispositions of fixed maturities. . . . . . . . . . . .         11,101,663      14,659,101
  Net purchases of preferred equities . . . . . . . . . .           (606,376)     (2,019,239)
  Net purchases of common stock . . . . . . . . . . . . .         (1,177,388)     (1,878,050)
                                                                ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES   . . . . . . . . .         (3,608,269)     (5,618,248)

FINANCING ACTIVITIES
  Stock options exercised . . . . . . . . . . . . . . . .             70,500              --
  Payments of cash dividends. . . . . . . . . . . . . . .           (329,791)       (282,413)
                                                                ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES . . . . . . . . . .           (259,291)       (282,413)
                                                                ------------    ------------
DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . .       $ (2,743,726)   $ (2,481,434)
                                                                ============    ============

 See the accompanying notes to the condensed consolidated financial statements.

                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30,1995
                                  (unaudited)

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

B.       DIVIDENDS PAID

         The Registrant has paid the following common share dividends in 1995 to outstanding stockholders of record:

          Payment                           Stockholder               Dividend Paid
          Date                              Record Date               Per Common Share
          ----                              -----------               ----------------

          February 23, 1995                 January 26, 1995          $0.075
          May 25, 1995                      April 20, 1995            $0.075

          In addition, the Registrant has declared the following common share dividends in 1995 to outstanding stockholders of record:


          Payment                           Stockholder               Dividend Paid
          Date                              Record Date               Per Common Share
          ----                              -----------               ----------------
          August 24,  1995                  July 27, 1995             $0.075

          Distribution                      Stockholder               Stock Dividend
          Date                              Record Date               Per Common Share
          ----                              -----------               ----------------
          August 24,  1995                  July 27, 1995             20%


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

The First Reinsurance Company of Hartford ("First Re") is the largest subsidiary. Through affiliated subsidiaries, First Re provides insurance coverage and has entered into reinsurance treaties whereby companies cede a portion of their premiums, commissions and related incurred losses to First Re.

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

The profitability of the property-casualty business is dependent on competitive influences, the efficiency and costs of operations, investment results between the time premiums are collected and losses are paid, the level of ultimate losses paid, and the ability to estimate each of those factors in setting premium rates. Investment results are dependent on the selection of investment vehicles, the ability to project ultimate loss payments, and the timing of those loss payments. Ultimate loss payments are dependent on the types of coverages provided, results of litigation and the geographic areas of the country covered.


                                   LIQUIDITY

General convention in the insurance industry has established an informal guideline ratio of premiums written to capital that is deemed appropriate. Typically, this ratio provides that premiums be no greater than three times the capital and surplus of the company. The Registrant has maintained a ratio of less than $.40 of premium written for each $1.00 of its capital and surplus since its inception. Additionally, the Registrant must file certain reports with various regulatory agencies. These reports measure the liquidity, capital resources and profitability of the Registrant to insurance industry standards. Based on these reports, for the 1994 year and first two quarters of 1995, the liquidity and capital resources of the Registrant exceed the operating standards.

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

The net tax effected unrealized loss of $1,562,822 at December 31, 1994 improved to a net tax effected unrealized gain of $606,390 as of June 30, 1995, due to a favorable stock and bond market.

Management does not plan to liquidate investments to fund operations or pursue financing activities, but will continue to manage the portfolio seeking the maximum total return while keeping the duration and credit profile at approximately the same historical levels. Following this policy, the Registrant realized $354,854 of capital gains from the held for sale portfolio in the first six months of 1995 by selling securities and reinvesting the proceeds.

The Registrant and its investment advisors believe that, given the current uncertainties in the fixed income market, it was appropriate to realize these gains. This activity did not affect the liquidity or quality of the portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table outlines the respective reserve components and their balances as of June 30, 1994 and at quarterly intervals through the period to June 30, 1995.

DIRECT AND ASSUMED
                                                   RESERVES ON
                                                     REPORTED                   IBNR
           DATE             RESERVES         %        CLAIMS         %         RESERVES        %
         6/30/94          $33,029,457      100%    $13,099,987      40%      $19,929,470      60%
         9/30/94          $33,250,399      100%    $13,117,104      40%      $20,133,295      60%
         12/31/94         $32,967,809      100%    $12,814,155      38%      $20,153,654      62%
         3/31/95          $33,048,655      100%    $13,551,763      41%      $19,496,892      59%
         6/30/95          $33,794,332      100%    $13,106,992      39%      $20,687,340      61%

CEDED

                                                   RESERVES ON
                                                     REPORTED                   IBNR
           DATE            RESERVES          %        CLAIMS         %        RESERVES        %
         6/30/94          $6,124,728       100%    $4,378,321       71%      $1,749,407       29%
         9/30/94          $5,983,568       100%    $4,367,754       73%      $1,615,814       27%
         12/31/94         $6,424,110       100%    $4,006,925       62%      $2,417,185       38%
         3/31/95          $6,228,220       100%    $4,282,499       69%      $1,945,721       31%
         6/30/95          $6,712,578       100%    $5,503,357       82%      $1,209,221       18%



NET RESERVES

                                                   RESERVES ON
                                                    REPORTED                    IBNR
           DATE             RESERVES         %       CLAIMS          %        RESERVES         %
         6/30/94          $26,904,729      100%    $8,724,666       32%      $18,180,063      68%
         9/30/94          $27,266,831      100%    $8,749,350       32%      $18,517,481      68%
         12/31/94         $26,543,699      100%    $8,807,230       33%      $17,736,469      67%
         3/31/95          $26,820,435      100%    $9,269,264       35%      $17,551,171      65%
         6/30/95          $27,081,754      100%    $7,603,635       28%      $19,478,119      72%

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

The Registrant's cash flow in the first six months of 1995 reflects a decrease in net cash of $2,743,726. The net cash outflow is comprised of $3,608,269 related to cash used for purchasing of investments, and cash inflow of $1,123,834 related to operations. The prior year 1994 reflects a net cash decrease of $2,482,434 comprised of the purchases of investments of $5,618,248 and cash provided by operations of $3,419,227. The reduction in cash provided by operations is primarily due to the funding of loss payments and federal tax payments in 1995 at higher levels than 1994.

As of April 1, 1995, First Re increased its net participation in the lower layer of the Oakley treaties and eliminated its participations in the two upper layers. The net exposure per risk will increase by less than 1% from $495,000 to $500,000 but will be concentrated in the first layer of coverage rather than spread among the policy limits of up to $5,000,000. The net premium writings will increase from approximately 44% of the gross premiums to approximately 70%. This change in participation will create a proportional increase in the commissions expenses and estimated incurred losses on the program.


During the first quarter of 1995, the Registrant made a formal offer to acquire, in a cash transaction, AmerInst Insurance Group, Inc. ("AIIG"), a publicly held reinsurer of accountants professional liability insurance, at a discount to its book value. The proposed acquisition price is approximately
$10.9 million.    On June 29, 1995, the AIIG board of directors notified the
Registrant that it considered the offer not in the best interests of AIIG shareholders. The Registrant is currently evaluating its options with respect to this matter.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS

Earnings per share in the six and three months ended June 30, 1995, amounted to $0.88 and $0.38 respectively. This represents an increase of 15.8% and a decrease of 7.3% from the comparable periods of 1994. Earnings per share are calculated on a diluted basis.

Net income for the six months ended June 30, 1995 is approximately 16.4% higher than for the same period in 1994 ($2,029,000 vs. $1,743,000). Incurred losses and commission expenses increased proportionally to the premium increase, but favorable development in losses in the company's financial institution reinsurance programs continued to contribute significantly to the Registrants' net income.

The 1995 second quarter net income is 7.8% lower than for the same period in 1994 approximately ($860,000 vs. $933,000). The favorable loss development recorded in each six month period was approximately the same, but underlying claims actions influencing the favorable development occurred principally in the second quarter of 1994. The 1995 development was earned uniformly in each quarter of 1995. Similarly, the realized capital gains, while being approximately equal for the comparable six month periods, were earned principally in the first quarter of 1994 and the second quarter of 1995.


PREMIUMS EARNED

The six month premiums earned as of June 30, 1995 increased 45.4% ($5,212,000 vs. $3,585,000) over 1994. This increase is primarily due to earned premiums from business produced by the registrants Oakley subsidiary, of approximately $4,203,000 vs $1,862,000 for 1994 on 125.7% increase. The premium growth reflects a 30% increase in the gross premium production and an increase in retention from approximately 44.0% to 70.0% of the gross premium, which occurred in the second quarter of 1995.

Earnings from other reinsurance programs increased approximately 8.7% ($978,000 vs. $900,000) in the six month period ended June 30,1995. The increase was approximately the same for each quarter of 1995 with no major changes in the amount or type of risk taken.

The six months of 1994 benefited from $811,000 of premium revenue from the financial institutions insurance program. The expiring premiums related to this run-off program were fully earned by the end of 1994, with most of the earnings being reflected in the first six months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)


NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income in the six months ended June 30, 1995 increased approximately 26.0% ($2,136,000 vs. $1,695,000). This was due to higher available interest rates during the six months of 1995 and a change from tax advantaged into higher yielding taxable securities during the third and fourth quarters of 1994.

Net realized gains on investments in the six months ended June 30 increased approximately 7.1%, from ($360,000 vs. $336,000) for 1995 and 1994 respectively. The gains earned in 1995 represented repositioning of securities from tax advantaged to fully taxable to take advantage of market opportunities. In 1994, the Registrant realized capital gains as part of a strategy to capture a tax benefit that was scheduled to expire at December 31, 1994. This goal was achieved principally in the first quarter of 1994.

Future realized gains will be dependent on portfolio positions and market conditions. Consistent with its investment guidelines, the Registrant will continue to invest for the highest total return possible while maintaining its portfolio's current liquidity and credit characteristics.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The six months ended June 30, 1995 reflected a loss ratio of 44.1% as compared to 40.7% in 1995. Favorable liability re-estimations of loss reserves on First Re's reinsurance assumed contracts issued prior to 1993 provided approximately $1,600,000 and $1,500,000 of reduction in incurred losses for the six month period ended June 30, 1995 and 1994 respectively. Incurred losses and loss adjustment expenses increased from $1,459,327 to $ 2,296,207, a 57.3% increase.

The increase in premium earnings from the Oakley and other reinsurance operations also caused a proportional increase in losses incurred on these lines. The absence of catastrophe losses from the other reinsurance business also contributed to the lower loss ratio.

The second quarter incurred losses for 1994 reflected most of the favorable
development for that six month period.   The principal reason for the 1995
quarterly increase in losses incurred corresponded to the increased premium revenue that occurred in the second quarter of 1995.

COMMISSIONS EXPENSES

The six months ended June 30, 1995 had a commission expense increase of approximately 78% ($1,308,000 vs. $735,000) from the same period in 1994. The three months ended June 30, 1995 increased 90.6% ($720,000 vs. $378,000) from the same period in 1994. The 1995 increase in commission expenses is proportional to the increased premiums earned. The effective commission rate on premiums earned in 1995 increased from 20.5% to 25.1% from the comparable period in 1994. The commissions cost increased due the change in retention levels on Oakley business at the April 1, 1995 treaty renewal date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

OTHER OPERATING AND MANAGEMENT EXPENSES

Other operating and management expenses increased approximately 3.9% for the six months ending June 30, 1995 ($1,874,000 vs. $1,804,000) and increased approximately 1.9% for the three months ending June 30, 1995 ($1,024,000 vs. $1,005,000) when compared to the same periods of 1994. The Company continues to identify and initiate expense saving strategies as it becomes more efficient in operating its Oakley subsidiary and managing its runoff liabilities. The result of these efforts allowed the six month increase in premium revenue of 45.4% to be earned while only incurring a 3.9% increase in operating expenses.


PROVISION FOR INCOME TAXES

The six months ended June 30, 1995 reflected a 145% increase in the effective tax rate due to an increased amount of fully taxed investment income.

REGULATORY ENVIRONMENT

The insurance (and reinsurance) industry is being scrutinized by the Executive and Legislative branches of government as well as regulatory agencies. Items presently being given attention are individual state regulatory issues (i.e. solvency) and federal regulation of the reinsurance and insurance industry. It is not possible to predict at this time the impact that these initiatives will have on the Registrant's business.

The Registrant has responded to, and will continue to respond to these regulatory challenges. Without an appropriate response, actions of regulatory authorities could adversely affect the operations of the Registrant.

The Registrant will continue to monitor these developments and respond as necessary to the changing environment.

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                                    PART II
                               OTHER INFORMATION



ITEMS 1-3        Have been omitted as they are either not applicable or result in a negative answer.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                 (a)      The annual meeting of stockholders was held on June
                          7, 1995.

                 (b) The stockholders elected as directors W. Dean Cannon with a vote of 1,406,926 shares for and 285,010 shares where authority was withheld, William B. O'Connell 1,507,446 shares for and 184,490 shares withheld, John B. Zellars 1,577,346 shares for and 114,590 shares withheld and R. Keith Long 1,677,866 shares for and 14,070 shares withheld. Dale C. Bottom, Thad Woodard, Joe C. Morris, John A. Dore, Gerald J. Levy and Herschel Rosenthal will continue their terms as directors. Effective July 1, 1995 Henry Drewitz and Edmond M. Shanahan resigned as directors of the Registrant and the board appointed John P. Diesel and Richard P. Ackerman to fill the vacancies caused by such resignations.

                 (c) The appointment of Coopers & Lybrand as auditors for the Registrant was ratified with a vote of 1,511,396 shares for the appointment and 8,800 shares against the appointment, with 171,740 shares abstaining.

ITEM 5           OTHER MATTERS
                 (a)      Not applicable.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)(10) The following Exhibits have been included as part of this report:

                                  i        Amendment to the By-Laws of
                                           Registrant adapted 6/6/95.

                                  ii Letter to the Registrant from Mr. R. Keith Long dated 4/21/95 .

                 (b) The Registrant has filed no current reports on Form 8-K for the quarter ended 6/30/95.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
(Registrant)


August 11, 1995
                              John A. Dore
                              ------------------------------
                              John A. Dore
                             (President and Chief Executive Officer, duly
                              authorized to sign this report in such capacities and on behalf of the Registrant.)

August 11, 1995
                              Lonnie L. Steffen
                              ------------------------------
                              Lonnie L. Steffen
                             (Chief Financial Officer, Executive Vice
                              President, Treasurer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)

                                  AMENDMENT TO
                             ARTICLE III, SECTION 8
                                 OF THE BYLAWS
                                       OF
                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.


Section 8.

(a) Nominations of persons for election to the board of directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (1) by or at the direction of the board of directors as set forth above, or (2) by any stockholder of record of the corporation who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 8.

(b) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (2) of paragraph (a) of this Section, the stockholder must have given timely notice thereof in writing to the President of the corporation. To be timely, a stockholder's notice shall be delivered to the President at the principal executive offices of the corporation not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting; provided, further, in the event that the date of the annual meeting is advanced by more than thirty (30) days or delayed by more than sixty (60) days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth: (1) as to each person whom the stockholder proposes to nominate for election or reelection as a director (i) the name, age, business address and residence address of each such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the corporation that are beneficially owned by each such person, (iv) such other information relating to such person as would be required to be disclosed by the federal securities laws and the rules and regulations promulgated thereunder in respect of an individual nominated as a director of the corporation and for whom proxies are solicited by the board of directors of the corporation (including without limitation such person's written consent to being named in the proxy statement as a nominee and serving as a director if elected), (v) to the extent known to the notifying stockholder, the total number of shares of capital stock of the corporation that will be voted for each proposed nominee; (2) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting; and (3) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner, (ii) the class and number of shares of the corporation that are owned beneficially and of record by such stockholder and such beneficial owner and
(iii) a description of all arrangements or understandings between such stockholder or beneficial owner and any other person or persons (including their names) in connection with such nomination or business and any material interest of such stockholder or beneficial owner in such nomination or business.

(c) Notwithstanding anything in the second sentence of paragraph (b) of this Section to the contrary, in the event that the number of directors to be elected to the board of directors of the corporation is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors made by the corporation at least
(70) days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the President at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the corporation.

(d) Only such persons who are nominated in accordance with the procedures set forth in this Section shall be eligible to serve as directors and only such business shall be conducted at an annual meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section. The President of the corporation shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section and, if any proposed nomination or business is not in compliance with these by-laws, to declare that such defective proposed business or nomination shall be disregarded.

(e) For the purposes of this Section, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

(f) Notwithstanding the foregoing provisions of this Section, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section. Nothing in this Section shall be deemed to affect any rights of stockholders to request inclusion of proposals in the corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

                                R. KEITH LONG
                        400 ROYAL PALM WAY, SUITE 204
                          PALM BEACH, FLORIDA 33480


April 21, 1995

John B. Zellars
Financial Institutions
  Insurance Group, Ltd.
10 North Dearborn, 8th Floor
Chicago, IL 60602-4202

Dear Mr. Zellars:

This is to confirm the substance of an agreement we reached this morning by telephone, as follows:

        1. Messrs. Drewitz and Shanahan shall resign from the Boards of Directors of Financial Institutions Insurance Group, Ltd. ("FIIG") and its subsidiaries effective July 1, 1995;

        2. The FIIG Board of Directors shall fill the vacancies created by such resignations with my nominees;

        3. I am to be nominated to become chairman of the Boards of Directors of FIIG and its subsidiaries at the June 1995 Annual Stockholders Meeting;

        4. You are to be nominated to become chairman of the Executive Committee of the FIIG Board of Directors at your present compensation at the June 1995 Annual Stockholders Meeting; and

        5. Mr. O'Connell is to be nominated to be re-elected to be vice-chairman of the FIIG Board of Directors at the June 1995 Annual Stockholders Meeting.

Once I have reviewed preliminary proxy materials reflecting the foregoing, I shall withdraw my request for a list of stockholders and further agree to vote my shares in favor of the slate of nominees recommended by the FIIG Board of Directors at the June 1995 Annual Stockholders Meeting.

I am convinced these changes will result in FIIG moving forward for the benefit of all stockholders.

Sincerely,

/s/ R. KEITH LONG
R. Keith Long