Form 10-Q
period 1995-09-30
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1995-11-13
CIK 805647

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10 - Q

    /X/    Quarterly report pursuant to section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

              For the Quarterly period ended September 30, 1995

    / /   Transition report pursuant to section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

            For the transition period from _________ to __________

                        Commission file number 0-15404


                 FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            -----------------------------------------------------
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

                     YES /X/        NO / /

Number of shares of common stock outstanding:


                                                      NUMBER OUTSTANDING
     CLASS                                            AS OF SEPTEMBER 30,1995
     -----                                            -----------------------
$1.00 par value common                                        2,659,318

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                             AS OF             AS OF
                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                              1995             1994
                                                                                        -------------    --------------
                                                                                          (unaudited)
ASSETS
   INVESTMENTS

       Fixed maturities held for sale at market
          (Amortized cost: 1995 - $58,181,670; 1994 - $53,909,188)  . . . . . . . .     $  59,304,352    $   52,283,318
       Non-redeemable preferred equities at market (Amortized cost:
          1995 - $5,820,257: 1994 - $6,189,589)   . . . . . . . . . . . . . . . . .         5,879,478         5,785,356
       Common Stock at market (Cost: 1995 - $3,662,997; 1994 - $2,578,971)  . . . .         4,373,865         2,493,450
       Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,696,107         4,673,778
                                                                                        -------------    --------------

          Total investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,253,802        65,235,902

   OTHER ASSETS

       Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           563,194         3,251,227
       Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,671,673         2,831,922
       Premiums receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,724,050         2,934,056
       Reinsurance recoverable on paid losses . . . . . . . . . . . . . . . . . . .           313,794           160,587
       Reinsurance recoverable on unpaid losses . . . . . . . . . . . . . . . . . .         6,598,823         6,424,110
       Accrued investment income  . . . . . . . . . . . . . . . . . . . . . . . . .           726,717           594,748
       Deferred federal income taxes  . . . . . . . . . . . . . . . . . . . . . . .         1,202,056         2,330,000
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,729,016         1,185,357
                                                                                        -------------    --------------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,529,323        19,712,007
                                                                                        -------------    --------------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  95,783,125    $   84,947,909
                                                                                        =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES
       Reserves for unpaid losses and loss adjustment expenses  . . . . . . . . . .     $  34,546,320    $   32,967,809
       Unearned permium reserves  . . . . . . . . . . . . . . . . . . . . . . . . .         6,678,459         4,233,747
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,616,176         4,516,220
       Funds withheld from reinsurers . . . . . . . . . . . . . . . . . . . . . . .         2,671,673         2,831,922
       Excess of acquired net assets over cost  . . . . . . . . . . . . . . . . . .         1,272,658         1,614,555
                                                                                        -------------    --------------

          Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,785,286        46,164,253

   STOCKHOLDERS' EQUITY
       Preferred stock, $1,000 par value. 75,000 shares authorized; no
          shares issued and outstanding   . . . . . . . . . . . . . . . . . . . . .     $          --    $           --
       Common stock, $1 par value. 6,000,000 shares authorized; 3,366,618
          shares issued   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,366,618         2,923,404
       Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .        35,717,126        29,534,302
       Treasury stock, at cost (1995 - 707,300 shares; 1994 -
          746,700 shares)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,471,628)       (7,016,554)
       Unrealized investment gains, (losses) net of taxes . . . . . . . . . . . . .         1,229,430        (1,562,822)
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,156,293        14,905,326
                                                                                        -------------    --------------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .        44,997,839        38,783,656
                                                                                        -------------    --------------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .     $  95,783,125    $   84,947,909
                                                                                        =============    ==============

See the accompanying notes to the condensed consolidated financial statements.

                FIANANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                       NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS
                                                          ENDED            ENDED            ENDED            ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          1995             1994             1995             1994
                                                      -------------    -------------     ------------    ------------
REVENUE
   Premiums earned  . . . . . . . . . . . . . . .    $   8,109,700    $   5,942,829     $  2,897,719     $  2,357,680
   Net investment income  . . . . . . . . . . . .        3,073,920        2,339,427          938,169          712,619
   Net realized gains on investments  . . . . . .          839,963          582,808          480,109          246,699
   Other income   . . . . . . . . . . . . . . . .          450,339          507,041          117,784          165,159
                                                     -------------    -------------     ------------     ------------
       Total revenue  . . . . . . . . . . . . . .       12,473,922        9,372,105        4,433,781        3,482,157

LOSSES AND EXPENSES
   Losses and loss adjustment expenses  . . . . .        3,647,457        2,446,340        1,351,250          987,013
   Commissions expenses   . . . . . . . . . . . .        1,786,488        1,452,061          477,742          716,872
   Other operating and management expenses  . . .        2,701,066        2,483,014          826,129          746,924
                                                     -------------    -------------     ------------     ------------
       Total losses and expenses  . . . . . . . .        8,135,011        6,381,415        2,655,121        2,450,809

                                                     -------------    -------------     ------------     ------------
Income before income taxes  . . . . . . . . . . .        4,338,911        2,990,689        1,778,660        1,031,347
Provisiion for income taxes . . . . . . . . . . .          909,778          359,313          378,588          142,518
                                                     -------------    -------------     ------------     ------------
Net income  . . . . . . . . . . . . . . . . . . .    $   3,429,133    $   2,631,376     $  1,400,072     $    888,829
                                                     =============    =============     ============     ============

Net income per common share . . . . . . . . . . .    $        1.24    $        0.95     $       0.50     $       0.32
                                                     =============    =============     ============     ============

Weighted average number of shares outstanding
  for the entire period   . . . . . . . . . . . .        2,763,305        2,766,222        2,775,802        2,773,070
                                                     -------------    -------------     ------------     ------------

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                         NINE MONTHS       NINE MONTHS
                                                                                            ENDED            ENDED
                                                                                        SEPTEMBER 30,     SEPTEMBER 31,
                                                                                            1995              1994
                                                                                        -------------    --------------
CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .     $   4,198,736    $    3,114,452

INVESTING ACTIVITIES
   Net purchases of short term investments  . . . . . . . . . . . . . . . . . . . .        (2,022,329)       (1,779,481)
   Purchases of fixed maturities  . . . . . . . . . . . . . . . . . . . . . . . . .       (19,852,016)      (27,359,446)
   Dispositions of fixed maturities   . . . . . . . . . . . . . . . . . . . . . . .        16,288,334        34,433,454
   Net (purchases) dispostions of preferred equities  . . . . . . . . . . . . . . .           192,472        (4,299,089)
   Net purchases of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,084,026)       (1,845,725)
                                                                                        -------------    --------------

NET CASH USED BY INVESTING ACTIVITIES                                                      (6,477,565)         (850,287)

FINANCING ACTIVITIES
   Stock options exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           120,754                --
   Payments of cash dividends   . . . . . . . . . . . . . . . . . . . . . . . . . .          (529,958)         (423,898)
                                                                                        -------------    --------------
NET CASH USED BY FINANCING ACTIVITIES                                                        (409,204)         (423,898)

                                                                                        -------------    --------------
INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (2,688,033)   $    1,840,267
                                                                                        =============    ==============

See the accompanying notes to the condensed consolidated financial statements

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30,1995
                                  (unaudited)

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

B.       DIVIDENDS PAID

         The Registrant has paid the following common share dividends in 1995 to outstanding stockholders of record:

         Payment                  Stockholder               Dividend Paid
         Date                     Record Date               Per Common Share
         ----                     -----------               ----------------
         February 23, 1995        January 26, 1995          $0.075
         May 25, 1995             April 20, 1995            $0.075
         August 24,  1995         July 27, 1995             $0.075
         August 24,  1995         July 27, 1995                 20% common stock

         In addition, the Registrant has declared the following common share dividends in 1995 to outstanding stockholders of record:


         Payment                  Stockholder               Dividend Paid
         Date                     Record Date               Per Common Share
         ----                     -----------               ----------------
         November 24, 1995        October 26, 1995          $0.075

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

LIQUIDITY AND  CAPITAL RESOURCES

                                GENERAL BUSINESS

Financial Institutions Insurance Group, Ltd. (the "Registrant") is an insurance holding company which, through its subsidiaries, underwrites insurance and reinsurance. The principal lines of business include professional liability, directors' and officers' liability, property catastrophe reinsurance and other lines of property and casualty reinsurance.

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

The profitability of the property-casualty business is dependent on competitive influences, the efficiency and costs of operations, investment results between the time premiums are collected and losses are paid, the level of ultimate losses paid, and the ability to estimate each of those factors in setting premium rates. Investment results are dependent on the selection of investment vehicles, investment market performance, the ability to project ultimate loss payments, and the timing of those loss payments. Ultimate loss payments are dependent on the types of coverages provided, results of litigation and the geographic areas of the country covered.


                                   LIQUIDITY

General convention in the insurance industry has established an informal guideline ratio of premiums written to capital that is deemed appropriate. Typically, this ratio provides that premiums be no greater than three times the capital and surplus of the company. The Registrant has maintained a ratio of less than $ .40 of premium written for each $1.00 of its capital and surplus
since its inception.   Additionally, the Registrant must file certain reports
with various regulatory agencies. These reports measure the liquidity, capital resources and profitability of the Registrant to insurance industry standards. Based on these reports, for the 1994 year and first three quarters of 1995, the liquidity and capital resources of the Registrant exceed the insurance industry standards.

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

The net tax effected unrealized loss of $1,562,822 at December 31, 1994 improved to a net tax effected unrealized gain of $1,229,430 as of September 30, 1995, due to a favorable stock and bond market.

Management does not plan to liquidate investments to fund operations or pursue financing activities, but will continue to manage the portfolio seeking the maximum total return while keeping the duration and credit profile at approximately the same historical levels. Following this policy, the Registrant realized $839,963 of capital gains from the held for sale portfolio in the first nine months of 1995 by selling securities and reinvesting the proceeds.

The Registrant and its investment advisors believe that, given the current uncertainties in the fixed income market, it was appropriate to realize these gains. This activity did not affect the liquidity or quality of the portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table outlines the respective reserve components and their balances as of September 30, 1994 and at quarterly intervals through the period to September 30, 1995.

DIRECT AND ASSUMED


                                            RESERVES ON
                                              REPORTED                      IBNR
    DATE        RESERVES            %          CLAIMS          %          RESERVES           %
  9/30/94      $33,250,399       100%       $13,117,104       40%        $20,133,295        60%
  12/31/94     $32,967,809       100%       $12,814,155       38%        $20,153,654        62%
  3/31/95      $33,048,655       100%       $13,551,763       41%        $19,496,892        59%
  6/30/95      $33,794,332       100%       $13,106,992       39%        $20,687,340        61%
  9/30/95      $34,546,320       100%       $12,486,310       36%        $22,060,010        64%

CEDED

                                            RESERVES ON
                                              REPORTED                      IBNR
    DATE        RESERVES           %           CLAIMS          %          RESERVES           %
  9/30/94      $5,983,568        100%        $4,367,754       73%        $1,615,814         27%
  12/31/94     $6,424,110        100%        $4,006,925       62%        $2,417,185         38%
  3/31/95      $6,228,220        100%        $4,282,499       69%        $1,945,721         31%
  6/30/95      $6,712,578        100%        $5,503,357       82%        $1,209,221         18%
  9/30/95      $6,598,823        100%        $5,058,984       77%        $1,539,839         23%

NET
RESERVES

                                            RESERVES ON
                                              REPORTED                      IBNR
    DATE        RESERVES           %           CLAIMS          %          RESERVES           %
  9/30/94      $27,266,831       100%        $8,749,350       32%        $18,517,481        68%
  12/31/94     $26,543,699       100%        $8,807,230       33%        $17,736,469        67%
  3/31/95      $26,820,435       100%        $9,269,264       35%        $17,551,171        65%
  6/30/95      $27,081,754       100%        $7,603,635       28%        $19,478,119        72%
  9/30/95      $27,947,497       100%        $7,427,326       27%        $20,520,171        73%

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

Payments of future cash dividends are reviewed and voted on at regularly scheduled Board of Directors' meetings of the Registrant and its subsidiaries. In declaring the most recent dividend, the Registrant considered its current financial condition, with special attention to current income, retained earnings and its Stockholder Dividend Policy. These decisions, further, are based upon the subsidiaries' performances, taking into account regulatory restrictions on payment of dividends by such subsidiaries. The Registrant also declared and issued a 20% stock dividend in the third quarter of 1995. This stock dividend reduced retained earnings and increased outstanding shares and paid in capital. Aggregate dividends will increase, as it is anticipated that to the extent feasible, the Registrant will maintain the same cash dividend as was declared prior to the stock dividend.

The Registrant's cash flow in the first nine months of 1995 reflects a decrease in net cash of $2,688,033. The net cash outflow is comprised of $6,477,565 related to cash used for purchasing of investments, cash inflow of $4,198,736 related to operations and a cash outflow of $409,204 related to the payments of dividends and stock options being exercised. The prior year 1994 reflects a net cash increase of $1,840,267 comprised of the purchases of investments of $850,287, cash provided by operations of $3,114,452 and cash used to pay dividends in the amount of $423,898. The increase in cash provided by operations is primarily due to the increase in premiums being retained by First Re on the Oakley business.

As of April 1, 1995, First Re increased its net participation in the lower layer of the Oakley treaties and eliminated its participations in the two upper layers. The net exposure per risk will increase by less than 1% from $495,000 to $500,000 but will be concentrated in the first layer of coverage rather than spread among the policy limits of up to $5,000,000. The net premium writings will increase from approximately 44% of the gross premiums, to approximately 70% of the gross premiums. This change in participation will create a proportional increase in the commission expenses and incurred losses on the program.

During the first quarter of 1995, the Registrant made a formal offer to acquire, in a cash transaction, AmerInst Insurance Group, Inc. ("AIIG"), a publicly held reinsurer of accountants professional liability insurance, at a discount to its book value. The proposed acquisition price was approximately
$10.9 million.    On June 29, 1995 the AIIG board of directors notified the
Registrant that it considered the offer not in the best interests of AIIG shareholders. The Registrant is currently evaluating its options with respect to this matter.

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

RESULTS OF OPERATIONS

Earnings per share in the nine and three months ended September 30, 1995, amounted to $1.24 and $0.50 respectively. This represents an increase of 30.5% and an increase of 56.3% from the comparable periods of 1994. Earnings per share are calculated on a diluted basis.

Net income for the nine months ended September 30, 1995 is 30.3% higher than for the same period in 1994 ($3,429,133 vs. $2,631,376). The 1995 third quarter net income is 57.5% higher than the same period in 1994 ($1,400,072 vs. $888,829).

Premiums earned, investment income and realized capital gains all increased from the prior year results and caused the total revenue to increase $3,101,817 or 33.1% for the nine months and $951,624 or 27.3% for the three month period. Incurred losses and commission expenses increased proportionally to the premium increase, but favorable development in losses in the financial institution reinsurance programs continued to contribute significantly to the Registrants' net income.

The favorable loss development recorded in each nine month period was approximately the same, but underlying claims actions influencing the favorable development occurred principally in the second quarter of 1994. The 1995 development was earned throughout 1995. Similarly, the realized capital gains were earned principally in the first quarter of 1994 and the third quarter of 1995.

PREMIUMS EARNED

The nine month premiums earned as of September 30, 1995 increased 36.5% ($8,109,700 vs. $5,942,829) over 1994. This increase is primarily due to earned premiums from business produced by the Registrant's Oakley subsidiary and reflects a 30.0% increase in gross premium written and an increase in retention from approximately 44.0% to 70.0% of the gross premium, which occurred in the second quarter of 1995.

The nine months of 1994 benefited from $811,000 of premium revenue from the financial institutions insurance program. The expiring premiums related to this run-off program were fully earned during the first six months of 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income in the nine months ended September 30, 1995 increased approximately 31.4% ($3,073,920 vs. $2,339,427). This was due to higher available interest rates during the nine months of 1995 and a change from tax advantaged into higher yielding taxable securities during the third and fourth quarters of 1994. The cash flow related to increased premium writings also contributed to the increase in investment income.

Net realized gains on investments in the nine months ended September 30 increased approximately 44.1%, ($839,963 vs. $582,808). The gains earned in 1995 represented repositioning of securities from tax advantaged to fully taxable to take advantage of market opportunities and sale of certain convertible securities that were fully valued. In 1994, the Registrant realized capital gains as part of a strategy to capture a tax benefit that was scheduled to expire at December 31, 1994. This goal was achieved principally in the first quarter of 1994.

Future realized gains will be dependent on portfolio positions and market conditions. Consistent with its investment guidelines, the Registrant will continue to invest for the highest total return possible while maintaining its portfolio's current liquidity and credit characteristics.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Incurred losses and loss adjustment expenses were $3,647,457 and $2,446,340, a 49.1% increase for the nine month period ended September 30, 1995 and 1994. The increase in premium earnings caused a proportional increase in losses incurred. The nine months ended September 30, 1995 reflected a loss ratio of 45.0% as compared to 41.2% in 1994. Favorable liability re-estimations of loss reserves on First Re's reinsurance assumed contracts issued prior to 1993 provided approximately $2,300,000 of reduction in incurred losses for each period.

The Registrant's exposure to catastrophe losses that have occurred throughout the third quarter and at the beginning of the fourth quarter of 1995 did not materially impact incurred losses.

COMMISSIONS EXPENSES

The nine months ended September 30, 1995 had a commissions expense increase of approximately 23% ($1,786,488 vs. $1,452,061) from the same period in 1994. The three months ended September 30, 1995 decreased 33.4%($477,742 vs. $716,872) from the same period in 1994. The 1995 increase in commission expenses is proportional to the increased premiums earned. The effective commission rate on premiums earned in 1995 decreased from 24.4% to 22.0% from the comparable period in 1994. The lower acquisition cost decreased due the change in retention levels on Oakley business at the April 1, 1995 treaty renewal date and the lower acquisition costs associated with writing more business directly in First Re.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

OTHER OPERATING AND MANAGEMENT EXPENSES

Other operating and management expenses increased 8.8% for the nine months ending September 30, 1995 ($2,701,066 vs. $2,483,014) and increased 10.6% for the three months ending September 30, 1995 ($826,129 vs. $746,924) when compared to the same periods of 1994. The increase relates to expenses incurred with the higher levels of premium production and professional fees incurred in attempting to acquire the AmerInst Insurance Group and resolving other shareholder issues.


The Company continues to identify and initiate expense saving strategies as it becomes more efficient in operating its Oakley subsidiary and managing its run-off liabilities. The result of these efforts allowed the nine month increase in premium revenue of 36.5%, while only incurring an 8.8% increase in operating expenses.

PROVISION FOR INCOME TAXES

The nine months ended September 30, 1995 reflected a 21.0% effective tax rate as compared to a 12.0% tax rate for the 1994 period. This increase is due to a higher proportion of fully taxed investment income and the fact that capital gains were fully taxed in 1995, but were partially offset with a capital loss carry-forward in 1994.

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

The Registrant will continue to monitor these developments and will respond when necessary to the changing environment.

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                                    PART II
                               OTHER INFORMATION



ITEMS 1-3        Have been omitted as they are either not applicable or result in a negative answer.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 (a)      Not applicable.

ITEM 5           OTHER MATTERS

                 (a) In the third quarter of 1995, the Registrant received an unsolicited proposal from its Chairman of the Board, R. Keith Long, to acquire the Company at a cash price of $16.00 per share. The Board of Directors of the Registrant has appointed a Special Committee to evaluate various alternative actions to position the Company for the future. Among other things, the Special Committee will evaluate the proposal received from R. Keith Long. The Special Committee has engaged William Blair & Company to act as its financial advisor in connection with its evaluation.

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      None

                 (b) The Registrant has filed no current reports on Form 8-K for the quarter ended 9/30/95.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
--------------------------------------------
(Registrant)


November 13, 1995
                            John A. Dore
                            ----------------------------------------------------
                            John A. Dore
                            (President and Chief Executive Officer, duly
                             authorized to sign this report in such capacities and on behalf of the Registrant.)

November 13, 1995
                            Lonnie L. Steffen
                            ----------------------------------------------------
                            Lonnie L. Steffen
                            (Chief Financial Officer , Executive Vice President,
                             Treasurer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)