Form 10-K405
period 1995-12-31
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1996-03-29
CIK 805647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

(MARK ONE)
     /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM               TO
                           COMMISSION FILE NUMBER 0-15404

                    FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
               (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                       36-3468795
(State or Other Jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or Organization)

300 DELAWARE AVE., SUITE 1704, WILMINGTON, DE                19801
  (Address of Principal Executive Offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (302) 427-5800

Securities registered pursuant to Section 12(b) of the Act: None

  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                          ---------------------------
                                (TITLE OF CLASS)

Aggregate market value of the voting stock of the Registrant at March 1, 1996 was $49,219,521.

Number of shares of the $1.00 par value common stock outstanding as of March 1, 1996 was 3,207,711.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X   NO
                                     ---     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

None
Exhibits specified in Exhibit Index (Part IV).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Financial Institutions Insurance Group, Ltd. (the "Registrant") is an insurance holding company which, through its subsidiaries, underwrites insurance and reinsurance. The principal lines of business include professional liability, directors and officers liability, property catastrophe reinsurance and other lines of property and casualty reinsurance.

The Registrant conducts its business by operating an insurance company and managing insurance and reinsurance assumptions through two underwriting agencies.

The First Reinsurance Company of Hartford ("First Re") is the largest subsidiary. Incorporated in 1911, First Re was the first reinsurance company formed in the United States. First Re is domiciled in the State of Connecticut and currently maintains direct licenses in 20 states. First Re has reinsurance authorities in an additional 14 states. A second insurance company, Financial Institutions Insurance Fund, Incorporated ("FIIF"), was sold in the third quarter of 1994, after all of its business and unrestricted net assets were transferred to First Re.

The principal underwriting activity of the group is managed by a wholly-owned subsidiary, Oakley Underwriting Agency, Inc. ("Oakley"). Formed in 1993, Oakley underwrites directors and officers liability insurance and professional liability insurance coverages on behalf of First Re and Virginia Surety Company, Inc. ("VSC"). VSC is an unaffiliated insurance company that maintains an underwriting contract with Oakley.

Oakley produces its business through independent insurance agents and brokers. In 1994, Oakley became the major source of premium revenue for the Registrant, providing 78.5% of the net written premium revenue and 66.1% of the earned premium revenue. In 1995 Oakley premiums increased to 88.3% and 84.4% respectively of the Registrant's total net written and earned premium.

First Re provides reinsurance behind VSC on the Oakley produced premium. The agreement with VSC permits First Re to retain approximately 70.0% of the gross premium revenue paid by the insureds. The remaining 30.0% of the premium is ceded to approximately 15 other reinsurance companies. First Re assumes a maximum net exposure of $500,000 per risk under the current reinsurance program that expires April 1, 1996.

The non-Oakley reinsurance activities of First Re depend on agreements ("reinsurance treaties") that have been entered into with non-affiliated ceding insurance companies that market and underwrite policies of insurance. First Re has entered into reinsurance treaties whereby companies cede a portion of their premiums, commissions and related incurred losses to First Re.

These agreements consist of both quota share and excess of loss treaties with the ceding companies. The principal distinction between these two types of agreements is that in quota-share treaties, the reinsurer usually takes a pro rata portion of the risk and receives that pro rata portion of the premium revenues. Under the excess of loss treaty, for a specified rate, a portion of the liability is assumed in excess of a specific retention and up to the agreed reinsurance limit.

The treaties are usually for a one year duration and cover policies attaching during that period. The policies covered by the agreements are normally for a one year term. Most of the premiums written in 1995 were for quota share treaties. These treaties with ceding companies were the primary source of non-investment related income during 1995. The loss of revenues from any one treaty or cedant would not affect the Registrant's ability to remain a going concern.

First Re recognizes premium revenues according to the terms of the reinsurance treaties and the insurance contracts it issues. Premiums assumed under the terms of quota share treaties are earned by the cedant on a pro rata basis, whereas premiums assumed on excess of loss treaties are calculated by applying the respective rate and participation percentages to the subject premiums. In both kinds of treaties, the premiums earned are based on the terms and the periods of the underlying insurance contracts.

In addition, First Re exercises the right to periodically review ceding companies' records to evaluate their compliance with such matters as premium accounting, underwriting standards and claims handling. Reports on the performance of the ceding companies are reviewed by the Registrant's affiliates.

At year end, the Registrant's subsidiaries had 25 full-time employees and 7 part-time employees and maintained offices in Chicago, Illinois and Avon, Connecticut.

PRODUCTS AND COMPETITORS

Oakley operates as an insurance underwriting agency, writing professional liability and directors and officers liability insurance policies under contracts with First Re and VSC. The producers of this business are both retail and wholesale insurance brokers who represent the insureds. Oakley underwrites, issues and maintains the policies on behalf of First Re and VSC. First Re assumes a portion (approximately 70.0%) of the gross written premium that VSC cedes to its reinsurers after deductions for acquisition costs. In 1995, 40.6% of the premiums written through the Oakley operation were written directly for First Re. First Re, when acting as the insurer, shares the same reinsurance protections as are arranged for VSC. The Oakley operation gives First Re a larger degree of control over the risk selection at reduced commission terms than it could expect as a quota-share reinsurer.

A directors and officers liability policy indemnifies its directors and officers for claims made against the directors and officers for wrongful acts. The policy is written on a claims made basis and provides coverage to insureds, not for profit entities, public entities, and educational entities. The professional liability policy provides selected lines of business with insurance for errors and omissions in the conduct of the insureds professional activities. The majority of the professional liability business written covers lawyers, architects and engineers, consultants and insurance agents. These policies are also written on a claims made basis.

First Re also operates as a reinsurer in the intermediary segment of the reinsurance market. Business is produced by non-affiliated reinsurance intermediaries (brokers) who represent various ceding companies in the purchase of quota-share and excess of loss reinsurance.

First Re assumes various lines of property and casualty reinsurance. These exposures are typically less than 10.0% of any one reinsurance program. The property exposures are excess of loss and quota share coverages. The liability lines are professional liability, directors and officers liability, municipal liability and auto exposures. First Re competes with other reinsurance companies within the intermediary market and with direct marketing reinsurers. A direct market reinsurer does not use intermediaries, but instead markets its reinsurance through an employed production staff.

Factors that affect First Re's ability to compete in the insurance and reinsurance marketplace are: (1) approval by various state regulatory authorities, brokers, reinsurance intermediaries and ceding companies which would enable other companies to transact business with First Re, (2) First Re's "A-" rating by A.M. Best Company, the traditional rating agency for the reinsurance (insurance) industry, and (3) the size of the surplus of First Re.

The agreement structured between Oakley and VSC allows Oakley to utilize a company that has in place the filings necessary to compete in the current marketplace until First Re can gain its own approvals by various state insurance departments. VSC is rated A+ (Superior) by A.M. Best Company. There is no one dominant company that can be identified as a major competitor of First Re. The insurance industry is a competitive marketplace where no one insurer or reinsurer dominates the industry.

The competitive marketplace for products changes with cycles in the insurance industry. At any given time there are a number of insurance carriers competing for professional liability, property-casualty reinsurance programs, and directors and officers liability insurance. Over the last three years, First Re has reduced its dependence on VSC production by expanding First Re's ability to write insurance business and by expanding into new lines of reinsurance from other insurance companies. It is management's intent to continue to build the Oakley/First Re facilities. See further discussion under "Customers."

For further discussion of these products and their inherent risks, see the General Business section of the Management Discussion and Analysis, Item 7 on page 9.

LICENSING AND REGULATION

Insurance and reinsurance companies must comply with laws and regulations of the jurisdictions in which they do business. These regulations are designed to ensure financial solvency of insurance and reinsurance companies and to require fair and adequate service for policyholders. The regulations are enforced in the United States and certain other countries through the granting and revoking of licenses to do business. Licensing of agents, monitoring of trade practices, policy form approval, maximum premium and commission rates, investment parameters, underwriting limitations, minimum reserve and capital requirements, transactions with affiliates, dividend limitations, changes in control and a variety of other financial and non-financial components of an insurance company's business are also regulated under the various regulatory jurisdictions. These regulations and procedures are administered by individual state insurance departments by means of regular reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the various states utilize accounting principles (statutory accounting principles), which are different from the generally accepted accounting principles used in stockholder reports. The statutory accounting principles, in keeping with the intent to assure policyholder protection, are primarily based on a solvency concept, while generally accepted accounting principles are based on a going concern concept. The Registrant believes that more, rather than less, regulation is likely in the future.

In particular, the National Association of Insurance Commissioners ("NAIC") has adopted systems of assessing risk based capital and establishing statutory capital requirements based on levels of risk assumed by insurance companies. Based on the formulas adopted by the NAIC in 1994, the capital of First Re exceeds required levels by a significant margin. The Registrant does not foresee any regulatory impediments to its planned operations.

CUSTOMERS

The Registrant's principal source of revenue, other than that which it derives from its investment portfolio, is now produced by Oakley. The Oakley business has increased from 16.5% in 1993 to 66.4% in 1994, and to 84.4% in 1995, of the total premiums earned. The other reinsurance business provided 15.3%, 23.0% and 27.0% in 1995, 1994, and 1993 respectively of premiums earned. These are the two main components of the Registrant's current business.

The VSC financial institutions blanket bond and directors and officers sources of business, were approximately 0.2%, 10.5% and 54.3%, of the premiums earned in 1995, 1994, and 1993 respectively.

Oakley markets its products through a network of producers who represent the insureds. Approximately 50 independent producers account for 90% of the Oakley business. Additionally, the Oakley staff visits producers, advertises in trade publications and participates in industry seminars and conferences to promote its products and further its relationships with the producers.

First Re is continuing to develop its insurance and reinsurance sources of income as opportunities present themselves.

MANAGEMENT

The following table sets forth, with respect to each director or executive officer, his or her age and position with the Registrant.


DIRECTOR               AGE (*)               POSITION                         EXPIRATION OF TERM
R. Keith Long           47     Chairman of the Board  &  Director                    1998
William B. O'Connell    72     Vice Chairman of the Board & Director                 1998
John A. Dore            44     President, Chief Executive Officer & Director         1997
Richard P. Ackerman     48     Director                                              1996
Dale C. Bottom          62     Director                                              1996
W. Dean Cannon, Jr.     66     Director                                              1998
John P. Diesel          69     Director                                              1997
Gerald J. Levy          63     Director                                              1997
Joe C. Morris           56     Director                                              1996
Herschel Rosenthal      68     Director                                              1997
Thad Woodard            50     Director                                              1996
John B. Zellars         71     Director                                              1998
Lonnie L. Steffen       46     Executive Vice President, Chief                        --
                               Financial Officer & Treasurer
Robert E. Wendt         48     Senior Vice President                                  --
Daniel S. Konar         44     Assistant Vice President, Assistant                    --
                               Treasurer & Controller
Lana J. Braddock        53     Secretary                                              --

*    Age as of  December 31,  1995

John A. Dore, Lonnie L. Steffen, Robert E. Wendt and Lana J. Braddock have entered into employment agreements with certain subsidiaries of the Registrant in the forms filed as exhibits 10(f) and 10(g) to the Registrant's Form 10-K for the year ended 12/31/90.

ITEM 2 - PROPERTIES
No properties are owned by the Registrant that are material to its business.

ITEM 3 - LEGAL PROCEEDINGS
There are no material legal proceedings. All pending legal proceedings are incidental to the normal course of the insurance business of First Re.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Effective January 19, 1993, the Registrant's common stock began trading on The NASDAQ Stock Market, under the symbol FIRE. During 1995 and 1994, the Registrant's stock traded at adjusted prices ranging from a high of $14.48 to a low of $7.99.

During 1995, trades occurred at the following prices:




                     1995             HIGH          LOW
                --------------       -------       ------
                First Quarter     $   9.72      $   9.03
                Second Quarter       12.84          9.20
                Third Quarter        13.75         11.46
                Fourth Quarter       14.48         12.92

During 1994, trades occurred at the following prices:


                     1994             HIGH        LOW
                --------------       ------       ----
                First Quarter     $   10.24    $  8.68
                Second Quarter         9.72       8.33
                Third Quarter          9.54       7.99
                Fourth Quarter         9.20       8.33

As of December 31, 1995, there were approximately 325 holders of record of the Registrant's common stock.

The Registrant had 707,300 shares retained as treasury stock at December 31, 1995. The Board of Directors of the Registrant have reviewed proposals for future utilization of these shares. A limited number of shares has been made available to the directors and officers of the Registrant. (See Note I of the Notes To Consolidated Financial Statements.)

At its December 10, 1993 board meeting, the Registrant declared a 2 for 1 split of the common stock to be effected by a distribution on February 24, 1994 of one fully paid and non-assessable share of common stock for each share of stock outstanding to stockholders of record on January 20, 1994. At the June 7, 1995 meeting of the Board of Directors, a 20% stock dividend was declared payable on August 24, 1995 to stockholders of record on July 27, 1995. At the December 6, 1995 board meeting, the Registrant declared another 20% stock dividend payable February 22, 1996 to stockholders of record on January 25, 1996. Information set forth herein has been adjusted to reflect the stock split and dividends.

The Registrant intends to retain a substantial portion of its earnings to finance future growth and, until 1990, had not paid any cash dividends. The Registrant declared or paid the following cash and common stock dividends in 1994 and 1995 to holders of record of outstanding shares of common stock:

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

                                                                DIVIDEND
                                      STOCKHOLDER               PAID PER
1995     PAYMENT DATE                 RECORD DATE             COMMON SHARE
         -----------------------------------------------------------------
         February 23, 1995(*)        January 26, 1995        $          0.075
         May 25, 1995                April 20, 1995          $          0.075
         August 24, 1995             July 27, 1995           $          0.075
         August 24, 1995             July 27, 1995           20% Common Stock
         November 24, 1995           October 26, 1995        $          0.075
         February 22, 1996(**)       January 25, 1996        20% Common Stock
         February 22, 1996(**)       January 25, 1996        $          0.075
         (*) Declared in 1994
         (**) Declared in 1995

                                                                DIVIDEND
1994                                  STOCKHOLDER               PAID PER
         PAYMENT DATE                 RECORD DATE              COMMON SHARE
         --------------------------------------------------------------------

         February 24, 1994           January 20, 1994        $          0.065
         May 26, 1994                April 21, 1994          $          0.065
         August 25, 1994             July 28, 1994           $          0.065
         November 25, 1994           October 27, 1994        $          0.065


In declaring the most recent dividend, the Registrant considered its current financial condition with special attention to current income and retained earnings and the Stockholder Dividend Policy approved by the Board of Directors at a meeting on December 12, 1990 (the "Dividend Policy"). In considering the Dividend Policy, the Board gave effect to the Dividend Policy's guidelines that the amount available for the current year's cash distribution would be in the range of 15-25% of the previous year's net income, provided the net income of the most recent two quarters was at least 90% of the respective quarters a year earlier. There is no assurance that dividends will continue to be considered with reference to the guidelines described above, and the Registrant's Stockholder Dividend Policy is at all times subject to change at the discretion of the Board of Directors. See also Note E to the Notes to Consolidated Financial Statements.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.



STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                    --------------------------------------------------------------------
                                                        1995          1994          1993          1992          1991
                                                    --------------------------------------------------------------------

Premiums earned . . . . . . . . . . . . . . . . . . $11,356,083   $ 7,819,784   $ 7,433,716   $ 7,344,128    $ 8,872,195

Net investment income . . . . . . . . . . . . . . .   4,050,602     3,277,864     3,470,202     3,344,198      3,936,098

Net realized gains (losses) on investments  . . . .   1,193,780       570,231     1,275,142     1,031,977        830,722

Other income  . . . . . . . . . . . . . . . . . . .     556,941       742,546       582,465       427,072        138,896
                                                    --------------------------------------------------------------------

  TOTAL REVENUE . . . . . . . . . . . . . . . . . .  17,157,406    12,410,425    12,761,525    12,147,375     13,777,911
                                                    ====================================================================

  NET INCOME  . . . . . . . . . . . . . . . . . . . $ 4,321,799   $ 3,738,818   $ 3,211,945   $ 2,945,764    $ 2,409,818
                                                    ====================================================================

PER SHARE(**) . . . . . . . . . . . . . . . . . . . $      1.30   $      1.13   $      0.99   $      0.81    $      0.61
                                                    ====================================================================

DIVIDENDS DECLARED PER SHARE(*) . . . . . . . . . . $      0.22   $      0.18   $      0.17   $      0.16    $      0.12
                                                    ====================================================================



(**) As of 12/10/93 a 2-for-1 stock split to shareholders of record on January
     20, 1994 was recorded.

     As of 6/7/95 a 20% stock dividend was declared payable to stockholders of record on July 27, 1995.

     As of 12/6/95 a 20% stock dividend was declared payable to stockholders of record on January 26, 1996.

     Earnings per share were restated to reflect the stock dividend dilution.

(*) As of 12/6/95 $.075 of dividends were declared payable to stockholders of record on January 26, 1996 and were accrued by FIIG as part of the other liabilities.



BALANCE SHEET DATA

                                                                     December 31,
                                          -------------------------------------------------------------------
                                              1995         1994          1993          1992          1991
                                          -------------------------------------------------------------------

Assets

Investments . . . . . . . . . . . . . . . $75,184,832   $65,235,902   $63,968,135   $49,763,479   $53,474,614

Other assets  . . . . . . . . . . . . . .  19,015,441    20,892,630    19,242,906    29,368,699    28,456,009
                                          -------------------------------------------------------------------

  TOTAL ASSETS  . . . . . . . . . . . . . $94,200,273   $86,128,532   $83,211,041   $79,132,178   $81,930,623
                                          ===================================================================

Liabilities and stockholders' equity

  Reserves for unpaid losses and loss
    adjustment expenses . . . . . . . . . $32,455,874   $32,967,809   $33,502,333   $33,179,237   $24,686,811

  Other liabilities . . . . . . . . . . .  15,781,277    14,377,067    12,136,749    11,135,083    18,666,723
                                          -------------------------------------------------------------------

TOTAL LIABILITIES . . . . . . . . . . . .  48,237,151    47,344,876    45,639,082    44,314,320    43,353,534

Stockholders' equity  . . . . . . . . . .  45,963,122    38,783,656    37,571,959    34,817,858    38,577,089
                                          -------------------------------------------------------------------

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY  . . . . . . . . $94,200,273   $86,128,532   $83,211,041   $79,132,178   $81,930,623
                                          ===================================================================


The accompanying notes are an integral part of these financial statements.

Certain balance sheet amounts have been reclassified for prior years to conform with 1995 presentations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                                GENERAL BUSINESS

The profitability of the property-casualty business is dependent on competitive influences, the efficiency and costs of operations, investment results between the time premiums are collected and losses are paid, the level of ultimate losses paid, and the ability to estimate each of these factors in setting premium rates. Investment results are dependent on the selection of investment vehicles, the ability to project ultimate loss payments, and the timing of the loss payments. Ultimate loss payments are dependent on the types of coverages provided, results of litigation, the geographic areas of the country covered and the quality of underwriting.

The major product lines the Registrant reinsures are professional liability, directors & officers ("D&O") liability, other reinsurance lines, and run-off reinsurance exposures acquired in the First Re acquisition. These product lines and their unique risk characteristics are discussed below.

OAKLEY  PROFESSIONAL LIABILITY COVERAGES

Oakley was formed in April 1993 to underwrite professional liability and D&O coverages. The underlying business had been managed by an experienced staff and established systems at VSC. Oakley agreed to hire certain staff from VSC and entered into an arrangement that compensates VSC for its costs with an override related to the renewal of policies and the use of VSC as the issuing carrier until First Re can gain the necessary approvals to insure these coverages. The exclusive portion of the contract with VSC was extended until September 1996. In 1995 84.4% of First Re's premiums earned came from Oakley, up from 66.1% in 1994 and 16.5% in 1993.

ASSUMED REINSURANCE

Since 1991, First Re has expanded its reinsurance business by writing participating coverages brokered by reinsurance intermediaries. As a result of these efforts, First Re has been able to increase existing business lines in casualty, professional liability and property catastrophe. These exposures are typically less than $500,000 per insured exposure of each reinsurance program ceded and have different risk characteristics from the Registrant's insurance program.

The property exposures are significant natural disaster coverages where First Re reinsures the insureds losses in excess of underlying retentions and reinsured coverages. The losses on this class are reported and settled in a shorter time frame than First Re's traditional business. Catastrophe losses are sporadic, difficult to predict and vary depending on the cedent's underwriting exposures.

Because of the sporadic nature of the insured catastrophes, in any one year the losses incurred can exceed the premiums for that year. The underwriters for this class typically attempt to recoup this shortfall of premiums in excess of losses over a period of time.

The professional liability and casualty reinsurance components of this business are typically claims-made policies that reimburse injured third parties or defend insureds for wrongful acts.

At December 31, 1995, 1994 and 1993 these programs accounted for 15.3%, 23.0% and 27.0% respectively of First Re's earned premium.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL INSTITUTIONS REINSURANCE

The Registrant was originally formed to support reinsurance of financial institutions blanket bond and directors and officers liability insurance coverages. First Re reinsured two companies, Virginia Surety Company, Inc. and Dearborn Insurance Company ("DIC"), both affiliates of Aon Corporation ("Aon"). Effective July 1, 1993, VSC withdrew from the market for these coverages.

The financial institutions reinsurance was approximately 0.2%, 10.5% and 54.3%, of the premiums earned in 1995, 1994, and 1993 respectively. All of the policies expired by June 30, 1994.

First Re continues to reserve and pay claims on these lines of business.


     BLANKET BOND COVERAGE ("BOND")

The Bond policy issued by VSC/DIC, which was marketed by Aon affiliates and in part reinsured by First Re, is based on a Surety Association of America standard form. This program was terminated when VSC withdrew from the market on July 1, 1993. The policy provides for indemnification of the insured financial institution for any losses discovered during the period of coverage.

Bonds policies issued as a result of the treaties had limits up to $5,000,000, of which First Re reinsured 50% of the first $500,000 limit and 11% of the limits between $500,000 and $5,000,000.

     DIRECTORS AND OFFICERS LIABILITY COVERAGES

The D&O liability coverages issued by VSC/DIC and other ceding companies, and reinsured in part by First Re, is a Directors and Officers and Company
Indemnity Policy form ("Policy").   The policy was marketed by Aon Corporation
affiliates until the program terminated July 1, 1993, when VSC withdrew from the market for this coverage.

Policies issued from this treaty coverage had limits up to $3,000,000, of which First Re reinsured $600,000 (in 1993) and amounts up to $1,000,000 in earlier years.

CLAIMS INCURRED AND RESERVES

The reinsurance contracts generally have customary clauses which bind First Re to pay its share of claims and claim settlement costs. First Re reviews and monitors all aspects of the reinsurance relationships based on the monthly or quarterly reports it receives as part of the contract terms.

Oakley claims are adjusted by an affiliate of Aon for VSC, First Re and its reinsurers. The claims are typically reported to the insured's broker who in turn reports them to Oakley or VSC. VSC reports the claims to reinsurers as per terms of the reinsurance agreements in place. Some of the claims reported will be notification of an incident or potential claim that will ultimately be closed without payment or indemnity. Legal counsel is assigned to significant claims.

First Re establishes reserves for its loss and loss adjustment expense liabilities. These liabilities consist of accruals for reported claims and estimates for incurred but not reported claims ("IBNR"). First Re utilizes ceding company actuarial reports, industry experience, independent legal counsel and its own experience to establish IBNR reserves.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CLAIMS INCURRED AND RESERVES (CONTINUED)

The following table outlines the respective reserve components and their balances at December 31, 1994 and at quarterly intervals through the period to December 31, 1995:

                                                 RESERVES ON
                                                   REPORTED                      IBNR
       DATE           RESERVES        %             CLAIMS          %           RESERVES        %
DIRECT AND ASSUMED
    12/31/94          32,967,809      100%          12,814,155      38.87%      20,153,654      61.13%
     3/31/95          33,048,655      100%          13,551,763      41.01%      19,496,892      58.99%
     6/30/95          33,794,332      100%          13,106,992      38.78%      20,687,340      61.22%
     9/30/95          34,546,320      100%          12,486,310      36.14%      22,060,010      63,86%
    12/31/95          32,455,874      100%          11,688,406      36.01%      20,767,468      63.99%

CEDED
    12/31/94           6,424,110      100%           4,006,925       62.37%       2,417,185      37.63%
     3/31/95           6,228,220      100%           4,282,499       68.76%       1,945,721      31.24%
     6/30/95           6,712,578      100%           5,503,357       81.99%       1,209,221      18.01%
     9/30/95           6,598,823      100%           5,058,984       76.66%       1,539,839      23.34%
    12/31/95           4,181,349      100%           2,199,000       52.59%       1,982,349      47.41%

NET RESERVES
    12/31/94          26,543,699      100%           8,807,230       33.18%      17,736,469      66.82%
     3/31/95          26,820,435      100%           9,269,264       34.56%      17,551,171      65.44%
     6/30/95          27,081,754      100%           7,603,635       28.08%      19,478,119      71.92%
     9/30/95          27,947,497      100%           7,427,326       26.58%      20,520,171      73.42%
    12/31/95          28,274,525      100%           9,489,406       33,56%      18,785,119      66.44%

First Re regularly monitors the relative proportions of its gross reserves to ensure that they are adequate. In the event such reserves are deemed to be either redundant or deficient, adjustments are made at the time of such determination. Such adjustments were recorded as reductions in losses and loss adjustment expenses in the consolidated income statement for 1995, 1994 and 1993 in the amounts of $4,883,000, $3,352,436, and $1,648,000, respectively.

Management considers First Re's gross and net reserves to be adequate to support the level of premiums previously written.

LIQUIDITY & CASH FLOWS

The extended development period on claims permits First Re to invest the reserves from the associated premiums and then realize investment income. Such extended periods may also cause temporary and possibly significant pressure on liquidity due to unanticipated requests for claim payments.

The Registrant engages the firms of Asset Allocation and Management Company ("AAM") and Otter Creek Management, Inc. ("OCM") to provide investment portfolio management services under the Board of Directors' approved guidelines, which in turn are conformed to the insurance laws of Connecticut. The investment portfolio remains at investment grade quality. No investment in a single security or issuer exceeds 5.0% of the total investment portfolio.
OCM began managing $5,000,000 of the portfolio January 1, 1994 and the portfolio had a market value of approximately $6,700,000 at December 31, 1995. OCM is controlled by a director of the Registrant who manages portfolios for a variety of clients seeking investments in certain segments of the market that are perceived as undervalued. In January 1995, the Registrant invested $1,000,000 in PSCO Partners Limited Partnership ("PSCO"), a limited partnership, that invests in publicly held financial services stocks. The partnership is recorded as part of the common stock investments of the Registrant.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY & CASH FLOWS(CONTINUED)

The Registrant's investment portfolio has been structured such that the average expected maturity of the portfolio is approximately three and one half years. The length of time needed to settle claims from contracts or policies is influenced by the type of coverage involved, the complexity of the individual loss occurrence and the early determination of ultimate liability. Management believes that it has positioned the Registrant's investment portfolio to ensure that it can meet its obligations without adverse deviation from its current investment objectives. It is also believed that the Registrant's current investment policies permit it to continue to take advantage of favorable changes that might occur in the investment marketplace. The Registrant has also reduced exposure to duration risk and maintains an investment grade portfolio with an average credit rating of "A" as determined by Moodys.

At January 1, 1994, First Re had capital loss carryforwards of approximately $404,000, which were utilized in 1994 to offset taxes due on the realized capital gains of $570,231. Approximately $778,000 of the $1,275,142 gains recorded in 1993 were free of taxes paid, due to the utilization of capital loss carryforwards. The capital gains realized in 1995 were fully taxed.

As part of its revised investment policy, the Registrant elected, beginning in 1991, to segregate its securities held for investment from those which are held for trading. Fixed maturities held for investment were carried at amortized cost, because the Registrant had the ability and intent to hold such investments to maturity. As of December 31, 1993, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 allows the Registrant to classify its portfolio of fixed maturities and equity securities as available for sale and to report them at market value. The market value of the non-redeemable preferred equities at December 31, 1995 was $6,091,931. Fixed maturities held for sale had a market value of $58,834,592 as of December 31, 1995. Common stocks had an aggregate market value of $4,148,237 at December 31, 1995.

The unrealized gain or loss on these securities in the held for sale portfolio is recorded directly to stockholders' equity less the applicable capital gains tax. The unrealized gain net of taxes on these securities was $1,542,730 at December 31, 1995. Short-term investments are carried at the lower of amortized cost or market value, which was $6,110,072 and $4,673,778, as of December 31, 1995 and 1994 respectively.

The Registrant believes that it will not have to sell invested assets to meet its obligations ahead of their scheduled maturities. There are no equity investments with an unrealized loss position that represent a permanent impairment to the Registrant's fixed capital structure.

Cash balances at year end were $3,782,536 in 1995 as compared to $3,251,227 in 1994.

Cash flow provided from operations was $5,368,018 in 1995 as compared to $2,933,553 in 1994 and $1,014,343 in 1993. Investing activities used cash in the amount of $4,413,500 in 1995 and $3,981,220 in 1994 as compared to a contribution of $3,266,013 in 1993.

Financing activities used cash amounting to $423,209, $564,822 and $517,825 in 1995, 1994 and 1993 respectively. Receipt of shareholder loans and proceeds from stock options totaling $270,754 offset an increase in stockholder dividends of $129,141 in 1995. Payment of cash dividends was the sole financing activity in 1994 and 1993.

The Oakley operations of the Registrant generated most of the cash increase from operations in 1995 and 1994. Oakley collects premiums from producers and invests them in short-term investments until settlement with the issuing company (VSC or First Re) is required. Oakley invests these funds in short-term investments that are matched to quarterly settlement dates. First Re, as a reinsurer and an insurer, receives its contractual portion of these funds and invests them in fixed income securities that match the anticipated loss payout term. Oakley completed its second full year of operation in 1995.

In 1993, operating activities included the release of funds held by VSC which provided $14,101,348 of cash. A decrease of $607,932 related to the utilization of other assets, and accrued liabilities provided additional cash
in 1994.   Purchases of fixed maturities held for trading in 1993 totaled
$16,727,247.  These purchases  were the principal use of the cash.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY & CASH FLOWS(CONTINUED)

Investing activities in 1995 reflect a net use of cash totaling $4,413,500 compared to $3,981,220 in 1994. The Registrant increased its short-term investments $1,437,064 to fund the contractual settlement requirements of Oakley. It also invested $1,000,000 in an investment partnership (PSCO) in January 1995. PSCO invests in publicly traded financial services company common stocks and this investment is carried as part of common stocks. The year end value of PSCO was $1,379,000.

Sales of fixed term investments and other securities were completed in 1993 and 1994 as part of a strategy to utilize all of a long term capital loss carryforward that would have expired on December 31, 1994. The realized gains of $570,231 were utilized in the remaining balance of that capital loss carryforward. The investing activity in 1993 was also directed at utilizing the long term capital loss and investing for the highest after tax total return possible.

The Registrant feels it has sufficient liquidity to enable it to carry out its planned operations.

CAPITAL RESOURCES

Prior to risk based capital standards, general convention in the insurance industry established an informal guideline ratio of premiums to capital that was deemed appropriate. Typically, this ratio provided that written premiums be no greater than three times the capital and surplus of First Re. For the current year, First Re has an average ratio of $.34 of premium written for each $1.00 of its capital and surplus. On the basis of these results, management believes that it has available insurance capacity to increase its writings should the opportunity present itself.

Payments of future cash dividends are reviewed and voted on at regularly scheduled Board of Directors' meetings of the Registrant and its subsidiaries. In declaring the most recent dividend, the Registrant considered its current financial condition with special attention to current income and retained earnings, and its Stockholder Dividend Policy. These decisions, further, are based upon the subsidiaries' performance, taking into account regulatory restrictions on the payment of dividends by such subsidiaries, which are discussed in more detail in the footnotes to the financial statements.

In September 1994, the Registrant made a formal offer to acquire, in a cash transaction, AmerInst Insurance Group, Inc. ("AIIG"), a publicly held reinsurer of accountants professional liability insurance. This offer was rejected by the AmerInst board as being insufficient. The Registrant increased its offer to purchase AIIG in January, 1995 and this offer too was rejected as being insufficient.

The Registrant announced in March, 1995 plans to repurchase up to three million dollars of its common stock in open market purchases, but to date has not acquired any stock through this program.

Management considers the Registrant's capitalization and net reserves to be adequate to meet current operating and financing needs. The Registrant is unaware of any other trends or uncertainties that have had, or it reasonably expects will have, a material effect on its liquidity, and capital resources or operations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Registrant's financial position and results of operations are subject to fluctuations due to a variety of factors. Abnormally high severity or frequency of claims in any period could have a material adverse effect on the Registrant. Additionally, re-evaluations of the Registrant's loss reserves could result in an increase or decrease in these reserves and a corresponding adjustment to earnings. The historical results of operations are not necessarily indicative of future results.

The Registrant has replaced its financial institutions' reinsurance business with Oakley's professional liability and D&O policies and other reinsurance writings that may not match the historical experience the Registrant recorded on its financial institutions' business. Oakley is an insurance underwriter who can write a broad range of professional liability and D&O policies produced by the marketing efforts of insurance producers. This underwriting will likely cost less in commission expense but will increase operating costs as the risk analysis is performed by company staff for each submission for an insurance policy. The other assumed reinsurance writings will depend on First Re's ability to participate in the brokered reinsurance market.

Net income per share in 1995 amounted to $1.30 as compared to $1.13 for 1994. This represents an increase of 15.0% for the year. In 1994, earnings per share were 14.1% higher than 1993 ($1.13 vs $.99). Earnings per share are calculated on a primary basis and have been adjusted to reflect the 20.0% stock dividends declared in June 1995 and December 1995.

Net income in 1995 is 15.6% higher than 1994 ($4,321,799 vs $3,738,818) and
1994 was 16.4% higher than 1993 ($3,738,818 vs $3,211,945).

The major factors influencing performance are:

1. NET INVESTMENT INCOME AND NET REALIZED CAPITAL GAINS

Net investment income and net realized gains on investments in 1995 increased by 36.3% to $5,244,382 from $ 3,848,095. Capital gains increased $623,549 due to improvement in the stock and bond markets. Investment income increased principally due to increased investment funds from underwriting operations.
Net investment income and net realized gains on investments in 1994 decreased from 1993 by 18.9% from $4,745,344 to $3,848,095. This decrease is attributable to reduced capital gains and lower short-term interest rates that were available in the first six months of 1994.

The pre-tax average yields on mean invested assets for the years 1995 and 1994 were 5.5% and 5.1%, respectively. Improvement in short term rates was the major reason for the increase in yield.

The Registrant's investments at December 31, 1995 had an unrealized after-tax
gain of $1,542,730 as  compared to a loss of   $1,562,822 at December 31, 1994.
In 1994, the Registrant utilized the $404,000 remaining unrealized capital loss carry forward from December 31, 1993 to offset taxes that would otherwise be paid on its capital gains.

Uncertainty exists about the future direction of investment yields and realization of capital gains, making forecasts regarding future interest income difficult.

2.   PREMIUMS EARNED AND COMMISSION EXPENSES

Premiums earned increased 45.2% in 1995 (to $11,356,083) as compared to a 5.2% growth in 1994 (to $7,819,784) as First Re continued its expansion into other reinsurance lines and finished its second full year of the Oakley operation (the 1993 results reflected nine months of Oakley). These increases offset the loss of revenue from the financial institutions program due to the withdrawal of VSC as an underwriter of this coverage in the third quarter of 1993. The financial institutions' program represented less than 0.2% of total earned premium in 1995, as compared to 10.5% in 1994 and 54.3% in 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2.   PREMIUMS EARNED AND COMMISSION EXPENSES(CONTINUED)

The Oakley operation produced professional liability and D&O net written premiums of approximately $12,500,000 for 1995, $7,038,954 for 1994 and $3,256,991 in the last three quarters of 1993. The increase was due to an increase in gross written premiums and to a change in participation of the underlying risk premium (gross premium) from approximately 37.0% to 47.0% in the second quarter of 1994 and to 70.0% in the second quarter of 1995.

Commission expense increased 70.3% to $3,042,719 in 1995. The 1995 commissions paid include contractual contingent commissions of $416,000 on financial institutions' business for the prior underwriting year results. The remainder of the 1995 commission expense increase relates to the increase in premiums written.

Commissions paid relate directly to premiums written as they follow contractually set rates. The Oakley premiums have a lower commission rate due to the use of ceded reinsurance programs. The average commission rate on Oakley production is approximately 24.0%, as contrasted to 29.0% on the discontinued financial institution business. The Registrant expects to lower its commission rate as the Oakley premiums become an even larger proportion of the total writings. The Registrant's premium writings for all sources of business in 1995, 1994 and 1993 were approximately $14,140,000, $8,962,000 and
$7,425,000 respectively.

The Registrant believes that in the current environment, a conservative underwriting philosophy is warranted. The Registrant, however, will take advantage of opportunities which provide a reasonable return. It seeks to make an underwriting profit on all lines and will withdraw from opportunities that do not provide a reasonable return.

3.   OTHER INCOME

Other income decreased 25.0% to $556,941 in 1995 from 1994. Other income increased 27.5% to $742,546 in 1994 from 1993. The 1995 amount includes amortization of the excess of acquired net assets over cost related to the First Re purchase of $455,000 and the remainder is brokerage income from the company's financial institution division of its Oakley subsidiary. This division was terminated in the second quarter of 1995. The 1994 amount includes amortization of the excess of acquired net assets over cost related to the First Re purchase of $466,465 and the remainder is from management fees related to First Re Management Company, Inc. activities and brokerage income from the Oakley operation.

4.   LOSSES AND LOSS ADJUSTMENT EXPENSES

Loss and loss adjustment expenses incurred in 1995 were $4,843,484.  This is
$2,230,090 or 85.3% greater than 1994.   The year 1994 losses incurred were
$2,310,268 or 46.9% less than in 1993. These changes vary in direct relation to the volume of business underwritten for the subject year, the type of business written, and the development of actual claims incurred for both the subject year and re-estimations of prior year claims.

The incurred relationship between paid losses and reserves in the current and prior periods is explained in Note K to the financial statements.

Favorable development in underlying claim settlements on the VSC financial institutions' business created a favorable re-estimation of liabilities related to claims that had been charged to prior year income statements. The reduction in estimated ultimate losses on this and other non renewed programs for the underwriting years 1988-1990 recorded in the 1995 income statement was
approximately $3,469,000.   For 1994 these coverages represented 96.7% or
approximately $2,585,000 of the incurred claims and 36.3% or $1,771,442 for 1993. The company continues to monitor these claims carefully and continually re-estimates its ultimate losses based on evaluation of each underlying case and advice from outside counsel and ceding companies' actuaries. The Registrant believes its reserves are adequate to cover the remaining exposures in its financial institutions' business.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

4.   LOSSES AND LOSS ADJUSTMENT EXPENSES(CONTINUED)

The other reinsurance had incurred losses of approximately $1,167,000 in 1995
as compared to approximately $500,800 in 1994 and $2,022,000 in 1993.   The
1994 losses reflected favorable re-estimations of approximately $1,100,000 related to property exposures on expired reinsurance contracts. The Registrant records these reserves at values reported by the ceding companies plus estimates for additional development.

Oakley loss estimates are recorded using a combination of the prior underwriting history, industry experience and management judgment. Oakley losses were $7,145,864 in 1995, $4,705,129 in 1994 and $1,052,453 in 1993. The
estimated ultimate losses are approximately 80.9% of the Oakley inception to date earned premiums. The increase in the estimated ultimate losses on these classes were due to the increase in premium revenues and its' related exposure.

Total losses incurred are shown in aggregate terms in the consolidated statements of income in the financial statements. Losses are such that First Re is not required to record premium deficiency reserves.

5.   OTHER OPERATING AND MANAGEMENT EXPENSES

A portion of the expenses of the Registrant are fixed and do not vary directly in relation to the volume of operating activity.

The operating and management expenses increased 6.2 % to $3,683,860 in 1995 from 1994. The increase in general expenses relates to the increase in premium revenues and the related expenses on Oakley business as compared to other reinsurance that had been written by First Re. The operating and management expenses increased 20.2 % to $3,467,801 in 1994 from 1993. This was due to the full year of costs involving Oakley, which required more staff and the corresponding expenses including additional office space.

6.   TAXES

The Registrant incurred taxes of $1,265,544, $803,748, and $68,160 for the years ended December 31, 1995, 1994 and 1993 respectively on net income before taxes and cumulative effect of changes in accounting principles. The increase in the tax provision from 1994 to 1995 is primarily due to the favorable re-estimations of loss reserves as described more fully in Paragraph 4 above. This contributed a higher proportion of fully taxable income to the total income.

The effective tax rate was 22.7%, 17.7% and 2.4% for 1995, 1994 and 1993 respectively. The increase from 1993 to 1994 was primarily due to the full recognition of the capital loss carry forward in 1993 due to the adoption of FASB 109. The increase in the rate from 1994 to 1995 is the result of a lower proportion of tax advantaged investment income to the total investment income.

7.   REGULATORY ENVIRONMENT

The reinsurance (and insurance) industry is continually being scrutinized by the Executive and Legislative branches of government, as well as by other regulatory agencies for dividend paying ability and solvency.

Current statutes require prior approval by the Connecticut Insurance Commissioner for any dividend distributions during a twelve-month period that are in excess of the greater of (a) 10% of an insurer's surplus, or (b) net income measured as of the preceding December 31. This will not have any material effect on First Re's dividend paying ability.

The NAIC has established a new set of measurements for risk based capital ("RBC") requirements on 1994 financial statements. The tests correlate the risk and uncertainty of the underwriting exposure with the quality of the assets. Based on the RBC formulas adopted by the NAIC, capital of First Re exceeded the required levels of capital. The Registrant does not foresee any negative results of this requirement.

The Registrant will continue to monitor developments and respond as necessary to the changing environment. Without an appropriate response, actions of regulatory authorities could adversely affect the operations of the Registrant.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

7.   REGULATORY ENVIRONMENT(CONTINUED)

The NAIC is currently conducting a project to codify statutory accounting principles. The codification is not expected to be final until 1997. At this time the impact on the financial statements of the Registrant cannot be determined.

8. RECENT DEVELOPMENTS

The Registrant executed a letter agreement dated as of February 17, 1996 with John A. Dore, and Castle Harlan Partners II, L.P. ("CHP II") pursuant to which CHP II and John Dore have jointly proposed to acquire the Registrant at a cash price of $16.00 per share (after giving effect to the 20% stock dividend payable on February 22, 1996). The proposal is subject to negotiation and execution of a definitive purchase agreement, regulatory approval, and other customary closing conditions. The proposal is not conditioned upon receipt of financing.

The Registrant has agreed to deal exclusively with CHP II and Mr. Dore for a period of 45 days. The agreement provides under certain circumstances for the payment of a cash fee in the amount of $3,500,000 to CHP II in the event the Registrant executes an agreement with a third party involving a merger or other business combination or sale of a substantial portion of the assets or stock of the Registrant within one year. The discussion of the terms of the agreement is qualified in its entirety by reference to the agreement, a copy of which is attached hereto as an exhibit.

9. SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report contains forward looking statements that involve risks and uncertainties, including but not limited to the following: premium revenues, commissions and other expenses are dependent on rates charged by insurers, which are subject to fluctuation; the property and casualty insurance industry continues to experience a soft market; continued low interest rates will reduce income earned on invested funds; changes in the performance of financial markets will affect investment earnings; the insurance and reinsurance businesses are extremely competitive; and the general level of economic activity can have a substantial impact on the Registrant's business production. Accordingly, actual results may differ materially from those set forth in the forward looking statements. Attention is also directed to other risk factors set forth in documents filed by the Registrant with the Securities and Exchange Commission.

[Coopers & Lybrand LOGO]


                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
     Financial Institutions Insurance Group, Ltd.:

We have audited the consolidated balance sheets of Financial Institutions Insurance Group, Ltd. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and the financial statement schedules of Financial Institutions Insurance Group, Ltd. listed in
Item 14 (a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Institutions Insurance Group, Ltd. as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for income taxes and accounting and reporting for debt and equity securities in 1993.

Hartford, Connecticut
March 28, 1996

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                                               DECEMBER 31,
                                                                                                       ---------------------------
                                                                                                          1995            1994
                                                                                                       -----------     -----------
ASSETS

INVESTMENTS
  Fixed maturities held for sale at market . . . . . . . . . . . . . . . . . . . . . . . . . . .       $58,834,592     $52,283,318
  Non-redeemable preferred equities at market  . . . . . . . . . . . . . . . . . . . . . . . . .         6,091,931       5,785,356
  Common stocks at market  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,148,237       2,493,450
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,110,072       4,673,778
                                                                                                       -----------     -----------
        TOTAL INVESTMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        75,184,832      65,235,902

OTHER ASSETS

  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,782,536       3,251,227
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,601,312       2,831,922
  Premiums receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,101,867       2,934,056
  Reinsurance recoverable on losses paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .           347,620         330,210
  Reinsurance recoverable on unpaid losses . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,181,349       6,424,110
  Accrued investment income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           757,395         594,748
  Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,583,607         974,751
  Current federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           271,298          --
  Deferred federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,082,569       2,330,000
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,305,888       1,221,606
                                                                                                       -----------     -----------
        TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,015,441      20,892,630
                                                                                                       -----------     -----------
        TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $94,200,273     $86,128,532
                                                                                                       ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Reserves for unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . . . . . .       $32,455,874     $32,967,809
  Unearned premium reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,146,302       5,244,747
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,874,970       4,322,792
  Funds withheld from reinsurers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,601,312       2,831,922
  Current federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             363,051
  Excess of acquired net assets over cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,158,693       1,614,555
                                                                                                       -----------     -----------
        TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,237,151      47,344,876

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, 75,000 shares authorized; no shares issued
    and outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    --         $    --
  Common stock, $1 par value, 6,000,000 shares authorized; 3,901,211 shares issued . . . . . . .         3,901,211       2,923,404
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,201,779      29,534,302
  Treasury stock, at cost (1995 - 707,300 shares; 1994 - 746,700 shares) . . . . . . . . . . . .        (6,471,628)     (7,016,554)
  Unrealized investment gains (losses), net of taxes . . . . . . . . . . . . . . . . . . . . . .         1,542,730      (1,562,822)
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,789,030      14,905,326
                                                                                                       -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,963,122      38,783,656
                                                                                                       -----------     -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . .       $94,200,273     $86,128,532
                                                                                                       ===========     ===========


The accompanying notes are an integral part of these financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year ended December 31,
                                                                                   -------------------------------------------
                                                                                      1995             1994           1993
                                                                                   -----------      -----------    -----------
REVENUE
 Premiums earned................................................................   $11,356,083      $ 7,819,784    $ 7,433,716
 Net investment income..........................................................     4,050,602        3,277,864      3,470,202
 Net realized gains on investments..............................................     1,193,780          570,231      1,275,142
 Other income...................................................................       556,941          742,546        582,465
                                                                                   -----------      -----------    -----------
  TOTAL REVENUE.................................................................    17,157,406       12,410,425     12,761,525

LOSSES AND EXPENSES
 Losses and loss adjustment expenses............................................     4,843,484        2,613,394      4,923,662
 Commission expenses............................................................     3,042,719        1,786,664      1,864,320
 Other operating and management expenses........................................     3,683,860        3,467,801      2,885,953
                                                                                   -----------      -----------    -----------
  TOTAL LOSSES AND EXPENSES.....................................................    11,570,063        7,867,859      9,673,935

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..........................................................     5,587,343        4,542,566      3,087,590

 Provision for income taxes.....................................................     1,265,544          803,748         68,160
                                                                                   -----------      -----------    -----------
Income before cumulative effect of change in accounting principle...............     4,321,799        3,738,818      3,019,430
 Cumulative effect of change in accounting for income taxes.....................           -                -          192,515
                                                                                   -----------      -----------    -----------
NET INCOME......................................................................   $ 4,321,799      $ 3,738,818    $ 3,211,945
                                                                                   ===========      ===========    ===========
PER SHARE DATA
 Income before cumulative effect of change in accounting principle..............   $      1.30      $      1.13    $      0.93
 Cumulative effect of change in accounting for income taxes.....................           -                -             0.06
                                                                                   -----------      -----------    -----------
NET INCOME PER SHARE............................................................   $      1.30      $      1.13    $      0.99
                                                                                   ===========      ===========    ===========

Weighted average number of shares outstandings after the 20% stock
 dividend declared June 7, 1995 and December 6, 1995                                 3,334,444        3,316,464      3,237,559
                                                                                   ===========      ===========    ===========



The accompanying notes are an integral part of these financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                             COMMON STOCK           TREASURY STOCK          ADDITIONAL                                    TOTAL
                        -------------------------------------------------    PAID-IN       UNREALIZED     RETAINED     STOCKHOLDERS'
                          SHARES      AMOUNT      SHARES       AMOUNT        CAPITAL       GAIN/(LOSS)    EARNINGS        EQUITY
-------------------------------------------------------------------------   -----------    -----------    --------     -------------
Balance at December
 31, 1992 ............  1,461,702    $1,461,702   388,150    $(7,332,925)   $30,948,605    $   668,386   $ 9,072,090    $34,817,858

Treasury shares issued
 to officers and
 directors ...........      --            --       (8,000)       171,000         13,000          --           --            184,000
Dividends on common
 stock declared ......      --            --         --           --            --               --         (529,625)      (529,625)
Stock Split
 declared ............  1,461,702     1,461,702   380,150         --         (1,461,702)         --           --              --
Unrealized investment
 losses, net of
 taxes ...............      --            --         --           --            --            (112,219)       --           (112,219)
Net income ...........      --            --         --           --            --               --        3,211,945      3,211,945
                        ---------    ----------   -------    -----------    -----------    -----------   -----------    -----------
Balance at December
 31, 1993 ............  2,923,404    $2,923,404   760,300    $(7,161,925)   $29,499,903    $   556,167   $11,754,410    $37,571,959
                        =========    ==========   =======    ===========    ===========    ===========   ===========    ===========


Treasury shares issued
 to officers and
 directors ...........      --            --      (13,600)       145,371         34,399          --           --            179,770
Dividends on common
 stock declared ......      --            --         --           --            --               --         (587,902)      (587,902)
Unrealized investment
 losses, net of
 taxes ...............      --            --         --           --            --          (2,118,989)       --         (2,118,989)
Net income ...........      --            --         --           --            --               --        3,738,818      3,738,818
                        ---------    ----------   -------    -----------    -----------    -----------   -----------    -----------
Balance at December
 31, 1994 ............  2,923,404    $2,923,404   746,700    $(7,016,554)   $29,534,302    $(1,562,822)  $14,905,326    $38,783,656
                        =========    ==========   =======    ===========    ===========    ===========   ===========    ===========


Treasury shares issued
 to officers and
 directors ...........      --            --      (15,800)       168,902         83,098          --           --            252,000
Stock options
 exercised ...........      --            --      (23,600)       252,274       (131,520)         --           --            120,754
Shareholder loan
 received ............      --            --         --          123,750         26,250          --           --            150,000
Dividends on common
 stock declared ......    977,807       977,807      --           --         13,689,649          --      (15,438,095)      (770,639)
Unrealized investment
 gains, net of
 taxes ...............      --            --         --           --            --           3,105,552        --          3,105,552
Net income ...........      --            --         --           --            --               --        4,321,799      4,321,799
                        ---------    ----------   -------    -----------    -----------    -----------   -----------    -----------
Balance at December
 31, 1995 ............  3,901,211    $3,901,211   707,300    $(6,471,628)   $43,201,779    $ 1,542,730   $ 3,789,030    $45,963,122
                        =========    ==========   =======    ===========    ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                  1995               1994              1993
                                                                              ------------        -----------        ----------

OPERATING ACTIVITIES
  Net Income..............................................................     $ 4,321,799         $ 3,738,818       $ 3,211,945
  Adjustments to reconcile net income to net cash provided
    by operating activities (net of effects of acquisitions)
  Fixed maturities held for trading, net..................................              --                  --       (16,727,247)
  Increase in premiums receivable.........................................        (167,811)         (1,430,215)         (886,819)
  (Increase) Decrease in reinsurance recoverable on paid loss.............         (17,410)              8,627           (32,040)
  Increase in funds on deposit with reinsured companies...................              --                  --        14,101,348
  (Increase) Decrease in accrued investment income........................        (162,647)            147,317          (224,335)
  Amortization of deferred acquisition costs..............................        (608,856)           (301,415)          172,032
  Decrease in current federal income taxes................................        (634,349)           (127,446)         (228,842)
  Amortization of excess of acquired net assets over cost.................        (455,862)           (466,138)         (477,465)
  Increase (Decrease) in deferred federal income taxes....................        (100,107)            239,193          (395,514)
  Net amortization of premium on investments..............................         110,454             336,872           361,623
  Gain on dispositions of investments.....................................      (1,193,780)           (531,680)       (1,275,142)
  Gain on sale of subsidiary..............................................              --             (50,000)               --
  Increase in other assets and accrued liabilities........................        (598,794)            607,932         1,877,288
  Increase (Decrease) in unearned premium reserves........................       2,901,555           1,142,625            (7,904)
  Increase (Decrease) in reserves for unpaid losses and loss adjustment
     expenses.............................................................       1,730,826            (560,707)        1,361,415
  Issuance of common stock as compensation................................         243,000             179,770           184,000
                                                                               -----------        ------------       -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES..............................       5,368,018           2,933,553         1,014,343

INVESTING ACTIVITIES
  Proceeds on the sale of subsidiary......................................              --           1,575,241                --
  Short term investments, sales net.......................................      (1,437,064)         (3,126,644)        1,449,199
  Purchases of investments
    Fixed maturities held for sale........................................     (41,077,681)        (33,567,488)               --
    Fixed maturities held for investment..................................              --                  --        (5,692,142)
    Non-redeemable preferred equities.....................................      (4,256,203)         (4,011,746)       (4,045,318)
    Common stocks.........................................................      (5,155,652)         (5,787,122)
  Proceeds on sales of investments
    Fixed maturities held for sale........................................      39,071,486          21,866,175                --
    Fixed maturities held for investment..................................              --                  --         2,719,755
    Non-redeemable preferred equities.....................................       3,897,707             947,093         1,631,743
    Common stocks.........................................................       4,508,907           3,659,271
  Proceeds on maturities of investments...................................          35,000          14,464,000         7,202,776
                                                                               -----------        ------------       -----------
    NET CASH PROVIDED BY (USED IN) IN INVESTING ACTIVITIES................      (4,413,500)         (3,981,220)        3,266,013

FINANCING ACTIVITIES
  Shareholder loans received..............................................         150,000                  --                --
  Stock options exercised.................................................         120,754                  --                --
  Payment of cash dividends...............................................        (693,963)           (564,822)         (517,825)
                                                                               -----------        ------------       -----------
   NET CASH USED IN FINANCING ACTIVITIES..................................        (423,209)           (564,822)         (517,825)

Increase (Decrease) in cash...............................................         531,309          (1,612,489)        3,762,531
   CASH AND EQUIVALENTS AT BEGINNING OF YEAR..............................       3,251,227           4,863,716         1,101,185
                                                                               -----------        ------------       -----------
CASH AND EQUIVALENTS AT END OF YEAR.......................................      $3,782,536          $3,251,227        $4,863,716
                                                                               ===========        ============       ===========

The accompanying notes are an integral part of these financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

THE REGISTRANT

Financial Institutions Insurance Group, Ltd. ("the Registrant") is an insurance holding company, which through its subsidiaries underwrites insurance and reinsurance. The principal lines of business include professional liability, directors and officers liability, fidelity, property catastrophe reinsurance and other lines of property and casualty reinsurance.

The Registrant conducts its business by owning and operating an insurance company and underwriting insurance and reinsurance assumptions through two wholly owned underwriting agencies.

The First Reinsurance Company of Hartford ("First Re") is the insurance company. First Re is domiciled in the State of Connecticut and maintains direct licenses in 20 states. First Re has reinsurance authorities in an additional 14 states. A second insurance company, Financial Institutions Insurance Fund, Incorporated ("FIIF"), was sold at book value plus legal fees in the third quarter of 1994, after all of the liabilities and the net unrestricted assets were transferred to First Re during 1993 and 1994.

The Registrant's primary business from its inception in 1986 through July 1, 1993 was reinsurance of Directors and Officers liability and Blanket Bond coverage for banks and savings institutions that were insured by an unaffiliated insurer, Virginia Surety Company ("VSC"). These reinsurance contracts were assumed by FIIF.

On August 23, 1991, FIIF completed the acquisition of all the outstanding common stock of JBR Holdings, Inc. ("JBR") and its wholly-owned subsidiary, The First Reinsurance Company of Hartford. JBR's only operation is as the holding company for First Re.

First Re had stopped writing new business in April 1990, was running-off its discontinued underwriting operations and commuting, where possible, its underwriting liabilities since that time. The run-off of this book of business has continued since the acquisition and has been combined with the Registrant's primary business. Liabilities on contracts issued prior to November, 1987 were assumed by the former owners of First Re.

In 1992 the Registrant formed an underwriting management company, First Re Management Company "FRM" and began to write reinsurance through the reinsurance intermediary market. FRM typically assumed for First Re 5.0% or less of a
company's reinsurance exposure on terms set by the reinsurance market.   The
premiums are typically related to property catastrophe coverages, professional liability and other liability coverages.

On April 1, 1993, the Registrant acquired the renewal rights from VSC for a book of professional liability and non-financial institutions directors and officers liability insurance and further entered into a management agreement pursuant to which the Registrant will perform underwriting and administrative services with respect to such business. The Registrant organized a wholly-owned subsidiary, Oakley Underwriting Agency, Inc. ("Oakley"), to act as an underwriting management company and hired staff involved with this program
from VSC to underwrite these lines of business.   First Re assumes, as
reinsurance, a portion of the premiums and liabilities from these programs. First Re also issues direct insurance policies in Oakley and reinsures them with non-affiliated reinsurers.

Nearly all of the premiums written by the Registrant are produced by Oakley. Should changes be made to the Oakley program, the revenues of the Registrant could change significantly. In addition, the Registrant writes reinsurance for catastrophe coverage. The Registrant believes its portfolio is well-diversified so that any catastrophic event would not have a material impact on its financial position.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts, after inter-company eliminations, of the Registrant and its subsidiaries, JBR, First Re, FIIF (through September 21, 1994), FRM, Oakley, and F/I Insurance Agency("F/I Agency"), Incorporated (collectively "the Registrant").

RECOGNITION OF EARNED PREMIUM AND RELATED ACQUISITION COSTS

Premiums are recognized as revenue over the term of the related reinsurance contracts or policies and are net of deductions for retrocessions to other reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums.

Acquisition costs, which consist primarily of commissions, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Future investment income attributable to related premiums is taken into account in measuring the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

CEDED REINSURANCE

Ceded reinsurance premiums, commissions, expense reimbursements, and reserves related to ceded reinsurance business are accounted for on a basis consistent with that used in accounting for the assumed business. Premiums ceded to other companies have been reported as a reduction of premium income. Loss and loss adjustment expense payments ceded to other companies have been reported as a reduction of those items. A provision for doubtful or uncollectable reinsurance ceded of approximately $171,000 is recorded net of ceded reinsurance recoverable.

INCOME TAXES

The provision for federal and state income taxes gives effect to permanent differences between income before taxes and taxable income. Deferred income taxes are provided for certain transactions which are reported in different periods for financial reporting than for income tax purposes. The deferred federal income tax asset is recognized to the extent that future realization of the tax benefit is more likely than not, with a valuation allowance for the portion that is not likely to be realized.

Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" was adopted by the Registrant during the first quarter of 1993 retroactive to January 1, 1993. SFAS No. 109 establishes an asset and liability approach for financial reporting of income taxes. The adoption of SFAS No. 109 resulted in a one time increase to earnings of $192,515 or $0.08 per share, in the first quarter of 1993. This increase in earnings was principally due to the recognition of a portion of previously unrecognized deferred tax assets.

EXCESS OF ACQUIRED NET ASSETS OVER COST

The excess of acquired net assets over cost relating to the acquisition of First Re during 1991, is being amortized on a straight-line basis over a seven year period, which is the estimated time period over which the purchased liabilities will be settled. The amortization is recorded as other income in the consolidated statement of income.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

At December 31, 1993, the Registrant adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Registrant classified its entire portfolio of fixed maturities and equity securities as available for sale and reported them at market value. The unrealized gain or loss on the securities is recorded directly to stockholders' equity, less the applicable capital gains tax. The adoption of SFAS No. 115 had an immaterial effect on the unrealized capital gains of the Registrant, because most of the portfolio had been marked to market prior to December 31, 1993 as part of the trading portfolio. During 1993, before the adoption of SFAS No. 115, the Registrant's fixed maturities portfolio was segregated into two classifications: securities held for trading and securities held for investment. All securities held for trading were previously reported at estimated market values, whereas the securities held for investment were reported at amortized cost.

Non-redeemable preferred equities are carried at estimated market value in 1995 and 1994. The Registrant reports short-term investments at amortized cost, which approximates current market value. Realized gains and losses on investments are determined on the basis of specific identification. The Registrant classifies its portfolio as available for sale, as it has the ability but not the intent to hold these securities to maturity.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

As most of the Registrant's business is written on a claims-made form of coverage, the liability for unpaid losses and loss adjustment expenses consists of an aggregation of the estimated liability for incurred losses and loss adjustment expenses on claims that are known to the Registrant as of the reporting date and an aggregate estimate of the liability for losses and loss adjustment expenses incurred, but not reported to the Registrant, as of the same date. Although such reserves are based on estimates, management believes that the recorded reserves for loss and loss adjustment expenses are adequate in the aggregate to cover the ultimate resolution of reported and incurred but not reported claims. These estimates are continually reviewed, and any required adjustments are reflected in current operations.

The Registrant's estimates are developed from its own experience using independent actuarial analysis and advice from its ceding reinsurers. Additionally, the Registrant uses available industry information on similar lines of insurance coverage to establish its reserves. The Registrant believes that the combined liability reflected in the accompanying consolidated financial statements is a reasonable estimate of unpaid losses and loss adjustment expenses (See Note K).

STATEMENTS OF CASH FLOWS

Cash equivalents include short term, highly liquid investments that are readily convertible to known amounts of cash.

Due to the nature of the Registrant's operations, none of the short-term investments are considered to be cash equivalents for purposes of the statements of cash flows. Restricted cash is also not considered to be cash for the statements of cash flows, as such cash is not available for general corporate purposes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain balances in the prior years' financial statements have been reclassified to conform to current presentation.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - INVESTMENTS AND INVESTMENT INCOME

Effective December 31, 1993, the Registrant adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Registrant classified its entire portfolio of fixed maturities and equity securities as available for sale and reported them at market value. During 1993, before the adoption of SFAS No. 115, the Registrant's portfolio was segregated into two classifications: securities held for trading and securities held for investment. All securities held for trading were previously reported at estimated market values, whereas the securities held for investment were reported at amortized cost. The investment portfolio consisted of securities for which the Registrant had the intention and ability to hold until maturity. The trading portfolio arose primarily because investment assets exceed the amounts needed to match against liabilities, and because the Registrant intended to generate realized gains so the tax benefits of capital loss carry forwards obtained through the purchase of JBR could be realized.

Realized investment gains and losses for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:

                                           1995          1994           1993
                                         ---------     ---------      ---------
Fixed maturities held for sale
                   Realized Gains       $ 1,178,480  $    258,644  $            -
                   Realized Losses         (408,145)     (283,432)              -
Fixed maturities held for trading
                   Realized Gains                 -             -       1,030,003
                   Realized Losses                -             -        (108,705)
Fixed maturities held for investment
                   Realized Gains                 -             -         122,664
                   Realized Losses                -             -
Nonredeemable preferred equities
                   Realized Gains           265,626       233,542         231,180
                   Realized Losses          (52,954)     (123,748)
Common Stocks
                   Realized Gains           217,819       495,960               -
                   Realized Losses           (6,311)      (10,735)              -

Short Term         Realized Losses             (735)            -               -
                                        -----------  ------------  --------------
Net realized Gains on Investments       $ 1,193,780  $    570,231  $    1,275,142
                                        ===========  ============  ==============

The proceeds from the sale of investments held for sale were $39,071,486 and $21,866,175 during 1995 and 1994 respectively.

The proceeds from the sale of investment account securities were $2,719,755, in 1993.

Net purchases and sales activity related to fixed maturities held for trading are reflected in the operating activities section of the consolidated statement of cash flows.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B INVESTMENTS AND INVESTMENT INCOME (CONTINUED)


     COMPARATIVE NET INVESTMENT INCOME               1995              1994             1993
                                                    ------            ------           ------
Fixed maturities                                   $3,343,499         $3,169,403     $1,767,929
Short term investments                                383,887             14,740         98,555
Non redeemable preferred equities                     466,554            318,461        928,585
Common Stocks                                         104,329             32,207              -
                                                   ----------         ----------     ----------
  Total investment income on investments            4,298,269          3,534,811      2,795,069
  Investment expenses                                 247,667            256,947        158,216
                                                   ----------         ----------     ----------
Net investment income on investments                4,050,602          3,277,864      2,636,853
Funds on deposit                                            -                  -        833,349
                                                   ----------         ----------     ----------
  Net investment income                            $4,050,602         $3,277,864     $3,470,202
                                                   ==========         ==========     ==========

The carrying values of investments held for sale at market value at December 31, 1995 and 1994 are summarized below.

HELD FOR SALE AT MARKET VALUE AT DECEMBER 31, 1995
                                                                                    GROSS            GROSS          ESTIMATED
                                                                AMORTIZED         UNREALIZED       UNREALIZED         MARKET
                      DESCRIPTION                                  COST             GAINS            LOSSES           VALUE
                      -----------                             -------------    --------------    -------------    ---------------
Fixed maturity securities:
 U.S. Government                                              $   5,147,262    $      130,942    $           -    $     5,278,204
 Foreign                                                          1,925,593           204,349                -          2,129,942
 Municipal Bonds                                                 27,116,990           323,456           10,399         27,430,047
 Corporate                                                       23,123,336         1,153,417          280,355         23,996,399
                                                              -------------    --------------    -------------    ---------------
Total fixed maturity securities as of December 31, 1995       $  57,313,181    $    1,812,164    $     290,754    $    58,834,592
                                                              =============    ==============    =============    ===============
Non-redeemable preferred equities                             $   5,985,937    $      222,019    $     116,025    $     6,091,931
                                                              =============    ==============    =============    ===============
Common stock                                                  $   3,438,930    $      819,706    $     110,399    $     4,148,237
                                                              =============    ==============    =============    ===============

Included in the above, at December 31, 1995, are mortgage backed securities with a market value of $12,292,889 and amortized cost of $12,116,499. The gross unrealized gains and losses are $183,335 and $6,945 respectively.

HELD FOR SALE AT MARKET VALUE AT DECEMBER 31, 1994


                                                                                    GROSS            GROSS          ESTIMATED
                                                                AMORTIZED         UNREALIZED       UNREALIZED         MARKET
                      DESCRIPTION                                  COST             GAINS            LOSSES           VALUE
                                                              -------------    --------------    -------------    -------------
Fixed maturity securities:
 U.S. Government                                              $   1,457,365     $         380    $      43,108    $   1,414,637
 Foreign                                                          1,151,053            14,199                -        1,165,252
 Municipal Bonds                                                 20,974,787            70,036          696,557       20,348,266
 Corporate                                                       30,325,983            96,188        1,067,008       29,355,163
                                                              -------------    --------------    -------------    -------------
Total fixed maturity securities as of December 31, 1994       $  53,909,188     $     180,803    $   1,806,673    $  52,283,318
                                                              =============     =============    =============    =============
Non-redeemable preferred equities                             $   6,189,589     $         960    $     405,193    $   5,785,356
                                                              =============     =============    =============    =============
Common stock                                                  $   2,578,971     $      69,050    $     154,571    $   2,493,450
                                                              =============     =============    =============    =============

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B INVESTMENTS AND INVESTMENT INCOME (CONTINUED)

INVESTMENT MATURITIES

The amortized cost and estimated market value of fixed income securities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                           DECEMBER 31,  1995
                                                AMORTIZED                         MARKET
                                                  COST                            VALUE
Due one year or less                           $ 1,910,939                     $ 1,933,166
Due after one year through five years           25,050,465                      25,562,079
Due after five years through ten years          13,590,682                      14,134,108
Due after ten years                             16,761,095                      17,205,239
                                               -----------                     -----------
Total fixed maturities                         $57,313,181                     $58,834,592
                                               ===========                     ===========

RESTRICTIONS ON SECURITIES AND ASSETS

First Re has certain invested assets on deposit with state insurance regulatory authorities at December 31, 1995, with an amortized cost of $2,189,091. These deposits are required to maintain the licenses and allow the writing of insurance and reinsurance in those states. Market value of these securities is $2,236,000.

Some of First Re's existing contracts require letters of credit in the amount of the premium paid to be held by the reinsured. First Re collateralized the letter of credit with a U.S. treasury bond totaling approximately $351,000 and has collateralized these with an interest bearing investment of approximately the same amount.

During 1992, First Re drew down a letter of credit from a reinsurer for approximately $3,200,000 in response to the reinsurer's financial condition. The current $2,601,312 balance of restricted cash and funds withheld from reinsurers represents the projected ultimate reinsurance recoverable due to First Re based on expected loss development. On a quarterly basis, the restricted cash is reduced by the amount of losses paid by the Registrant on behalf of the reinsurer, and the remaining balance is not available for general use.

Prior to December 1993, there was an agreement between the principal ceding companies, VSC and First Re, which called for funds to be held by VSC. During the fourth quarter of 1993, the Registrant negotiated the release of these funds by establishing a trust agreement between First Re and VSC. The trust, which is the property of First Re, has been funded with securities with a current estimated market value of approximately $6,606,000 and $13,768,000 for 1995 and 1994 respectively which is included as investments in the consolidated balance sheet. Investments must be maintained in the trust until certain reinsurance assumed obligations are settled.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES


A reconciliation of the expected federal income tax on income before tax expense using the 34% statutory rate to the provision for income taxes is as follows:

                                                           1995               1994             1993
                                                       --------------    --------------    ------------
Income tax provision at statutory tax rate             $    1,899,696    $    1,544,472    $  1,049,781
Nontaxable investment income                                 (458,809)         (478,055)       (441,047)
Change in the valuation allowance                                   -                 -        (192,675)
Amortization of excess of acquired net assets
 over cost                                                   (154,993)         (158,487)       (162,338)
Adjustment to prior year estimate                             (30,110)         (120,000)       (140,692)
Other, net                                                      9,760            15,818         (44,869)
                                                       --------------    --------------    ------------
Provision for income taxes                             $    1,265,544    $      803,748    $     68,160
                                                       ==============    ==============    ============

The net deferred tax asset comprised the tax effects of the temporary differences relating to the following assets and liabilities:

                                                           1995               1994             1993
                                                       --------------    --------------    ------------
Current tax provision                                  $    1,365,651    $      564,555    $    271,160
Deferred tax (benefit) provision                             (100,107)          239,193        (203,000)
                                                       --------------    --------------    ------------
                                                       $    1,265,544    $      803,748    $     68,160
                                                       ==============    ==============    ============

The net deferred tax asset comprised the tax effects of the temporary differences relating to the following assets and liabilities:

                                                     December 31,              December 31,
                                                   ----------------          ----------------
                                                         1995                      1994
                                                   ----------------          ----------------
Deferred Tax Assets
 Reserves for unpaid losses and loss
  adjustment expense                               $      1,922,668          $      1,804,972
 Unearned premium reserves                                  477,202                   287,895
 Unrealized investment losses                                     -                   719,314
 Other                                                       15,865                    15,551
                                                   ----------------          ----------------
Total Deferred Tax Assets                                 2,415,735                 2,827,732
Deferred Tax Liabilities
 Unrealized investment gains                               (794,739)                        -
 Deferred acquisition costs                                (538,427)                 (331,415)
                                                   ----------------          ----------------
Total Deferred Tax Liabilities                           (1,333,166)                 (331,415)
Total Net Deferred Tax assets
 Before Valuation Allowance                               1,082,569                 2,496,317
 Valuation allowance for deferred tax assets                      -                  (166,317)
                                                   ----------------          ----------------
Net Deferred Tax Assets                            $      1,082,569          $      2,330,000
                                                   ================          ================

The Registrant files a consolidated federal income tax return. The Registrant had available a capital loss carryforward of approximately $404,000 as of January 1, 1994, which resulted from former activities of JBR. The loss carryforward is less than the annual limitation prescribed by the Internal Revenue Code and was fully utilized during 1994.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C INCOME TAXES (CONTINUED)

Upon adoption of SFAS No. 109, a valuation allowance of $192,675 was established to reduce the net deferred tax asset to an amount that, based on all available evidence, would more likely than not be realized. During 1993, this allowance was reduced, allowing full recognition of the deferred tax asset as there were unrealized gains on investments in the balance sheet against which the tax deduction giving rise to the asset could be taken.

The valuation allowance established in 1994 is with respect to the tax effect of the unrealized losses on equity securities. There was no valuation allowance established on the tax effect of the fixed maturities in 1994 because, although they were held for sale, management would hold them until maturity to avoid non-deductible losses.

Actual income tax payments made amounted to approximately $2,000,000, $692,000 and $500,000 in 1995, 1994 and 1993, respectively.

NOTE D - REINSURANCE CEDED

First Re had immaterial amounts of ceded premiums earned and incurred losses and loss adjustment expenses for the year ended 1993 as related to the 1987-1993 underwriting years. For the years ended 1995 and 1994, the following shedule shows the components of First Res' underwriting results.


Premiums Written                         1995              1994
                                        ------            ------
                        Direct     $    5,744,722    $      829,586
                        Assumed        10,737,730         9,759,699
                        Ceded          (2,342,441)       (1,626,877)
                                   --------------    --------------
Net Premiums Written               $   14,140,011    $    8,962,408
                                   ==============    ==============
Premiums Earned
                        Direct     $    3,054,758    $      238,741
                        Assumed        10,526,138         8,196,920
                        Ceded          (2,224,813)         (615,877)
                                   --------------    --------------
Net Premiums Earned                $   11,356,083    $    7,819,784
                                   ==============    ==============
Losses Incurred
                        Direct     $    2,228,928    $    1,178,632
                        Assumed         1,349,634         1,920,910
                        Ceded           1,264,922          (486,148)
                                   --------------    --------------
Net Losses Incurred                $    4,843,484    $    2,613,394
                                   ==============    ==============

At December 31, 1995, $4,181,349 represented reinsurance recoverable related to the reserves. First Re is liable to pay the claims even if this is not collected from the reinsurers who are liable under their ceded contracts. The ceded contracts allow First Re to collateralize the reinsurance recoverable to a certain extent with letters of credit and other collateral balances. Accordingly, First Re has received collateral of approximately $1,441,000 which came from a formerly affiliated insurance company in the form of a letter of credit from Citibank of New York. In addition, as discussed in Note B, First Re has restricted cash of $2,601,312, which is drawn upon to pay losses on behalf of a former affiliated reinsurer.

The Registrant released its former affiliated reinsurer of its reinsurance obligation on February 7, 1996, to reduce handling costs and agreed to release $1,340,000 of the funds held and retain $1,261,314 of funds.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - DIVIDENDS FROM SUBSIDIARY

The State of Connecticut, under the statutes and regulations that govern the operations and affairs of insurance companies that are domiciled in the state, impose a restriction on the amount of dividends that can be paid by First Re to the Registrant without prior regulatory approval. The maximum amount of dividends that may be paid by First Re without prior regulatory approval, is limited to the greater of 10% of statutory surplus (stockholders' equity determined on a statutory basis) or 100% of net income for the preceding fiscal year. There is also a further limitation to earned surplus. Dividends exceeding these limitations require regulatory approval. The maximum dividends that could be paid in 1996 by First Re is equal to 10% of the company's surplus or $4,226,588.

NOTE F - RECONCILIATION OF NET INCOME AND STOCKHOLDERS' EQUITY

The following reconciles the consolidated statutory net income and stockholders' equity of FIIG and its subsidiaries, determined in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of Connecticut, with such amounts determined in conformity with generally accepted accounting principles (GAAP):

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - RECONCILIATION OF NET INCOME AND STOCKHOLDERS' EQUITY (CONTINUED)

                                              1995                 1994             1993
                                        --------------       --------------    ------------
Statutory net income, as filed          $    3,537,110       $    4,050,035    $  3,264,732
cumulative effect of change in
  accounting for income taxes                        -                    -         192,515
Deferred and other federal
  income taxes                                 103,167             (239,193)        284,207
Contingent commissions                               -                    -        (258,161)
Amortization of excess of
  acquired net assets over cost                455,862              466,139         477,465
Net loss from parent and
  its non-insurance affiliates                (383,185)            (857,580)       (638,635)
Deferred acquisition cost                      608,856              301,415        (172,032)
Other                                              (11)              18,002          61,854
                                        --------------       --------------    ------------
GAAP net income                         $    4,321,799       $    3,738,818    $  3,211,945
                                        ==============       ==============    ============
                                                     December 31,
                                              1995                 1994
                                        --------------       --------------
Statutory capital and surplus           $   42,265,879       $   40,112,320
add: Deferred and other federal
 income taxes                                1,082,569            2,330,000
Deferred acquisition costs                   1,583,607              974,750
Unrealized investment gains (losses)           817,168           (1,244,360)
GAAP stockholders' equity (deficit)
 of parent and its non-insurance
 Subsidiaries after elimination
 of investment in insurance
 subsidiaries                                  445,471           (1,872,040)
Excess of acquired net assets over
 cost                                       (1,158,693)          (1,614,555)
Penalty of unauthorized reinsurance            128,000              262,502
Statutory non-admitted assets                  416,642                    -
Other                                          382,479             (164,961)
                                        --------------       --------------
GAAP stockholders' equity               $   45,963,122       $   38,783,656
                                        --------------       --------------

NOTE G - LEASE COMMITMENTS

In June 1993, the Registrant entered into a lease for office space in Chicago with an annual rent of approximately $112,000. The lease is due to terminate on May 31, 1996. On a month to month basis, the Registrant also leases space in Avon, Connecticut to service the run-off operation that it assumed in conjunction with the purchase of JBR and First Re. The annual cost of this is approximately $40,000.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PENSIONS, EMPLOYEE BENEFIT OBLIGATIONS

The Registrant has a 401 (k) retirement savings plan which commenced in 1992. All employees are eligible to participate in the plan after completing six months of service. Participants may make contributions on a pre-tax basis of up to 15% of annual compensation subject to IRS limitations. The Registrant matches 50% of the employee's contribution (up to 6%). The Registrant's contributions were approximately $111,000, $120,000, and $95,000 in 1995, 1994 and 1993, respectively.

The Registrant has no other significant pension or other post-retirement programs in place for the benefit of its employees as of December 31, 1995.

NOTE I - STOCK OPTIONS AND STOCK GRANTS

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 introduces a preferable fair value-based method of accounting for stock-based compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensaton expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company intends to continue applying the existing accounting rules contained in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees," and disclose net income and earnings per share on a pro forma basis, based on the new fair value methodology.

Mr. Dore received a loan from the Registrant in 1991 in the amount of $150,000 in order to finance the purchase of 43,200 shares of common stock from the Registrant at a price of $3.48 per share. Mr. Dore purchased the 43,200 shares from the Registrant on January 2, 1991, and executed a Promissory Note in the amount of $150,000 payable to the Registrant. The Promissory Note provided that payment of the amounts due thereunder was secured by the 43,200 shares so purchased by Mr. Dore. The principal amount bore interest at a rate equal to the average yield on five year Treasury obligations, and interest was due and payable annually. The $150,000 principal amount plus accrued interest was paid in full by Mr. Dore in 1995.

The Board of Directors in 1990 approved plans for stock options and stock grants for certain key officers, directors, and employees.

At December 31, 1995, stock options for an adjusted total of 310,896 shares were outstanding with exercise prices ranging from $3.13-$10.70 per share. Of this total, 180,504 stock options were exercisable. During 1995 there were 23,600 stock options exercised for a total of $120,754. During 1995, stock options for an adjusted total of 51,120 shares were granted with market values $9.20 and $12.32.

In addition, at December 31, 1995, the Registrant had allocated for future grants a total of 3,600 shares after adjusting for the stock dividend. The Registrant granted in 1994 and issued in 1995, 7,200 shares with a market value of $9.20 and in addition the Registrant granted in 1994 and 1995 7,776 shares and issued during 1995 15,552 with a market value of $12.32 per share.

NOTE J - STOCK SPLIT AND STOCK DIVIDENDS

At the December 10, 1993 Board of Directors' Meeting, the Registrant declared a split of the common stock to be effected by a distribution on February 24, 1994 of one fully paid and non-assessable share of common stock for each share of stock outstanding with shareholders of record on January 20, 1994. The Registrant submitted to its shareholders at the June 1994 annual meeting a proposal to increase its authorized shares of stock from 3,000,000 to 6,000,000 which was approved.

At the June 7, 1995 meeting of the Board of Directors, a 20% stock dividend was declared payable on August 24, 1995 to stockholders of record on July 27, 1995. At the December 6, 1995 board meeting, the Registrant declared another 20% stock dividend payable February 22, 1996 to stockholders of record on January 25, 1996. Information set forth herein has been adjusted to reflect the stock split and dividends.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - REINSURANCE RISK

When a reinsured company reports a claim, the Registrant establishes a reserve equal to that report. It also evaluates the circumstance of that claim based on the judgment of management and reserving practices for the type of business, it establishes additional case reserves sufficient to settle the estimated ultimate liability given the current information. In many cases, several years may elapse between the reporting of a claim and its final settlement. These estimates are difficult to quantify, as the outcome may depend on multi-party litigation and other factors not readily predictable.

The Federal Deposit Insurance Corporation the success of to The Resolution Trust Corporation can be a party to claims in the discontinued financial institution business which tends to lengthen the claims settlement period. The other reinsurance exposures typically would involve property catastrophe events which tend to be more easily quantified, as the claims would likely be notified quickly, and they do not usually involve litigation.

The Registrant, with the help of consulting actuaries and the advice from its reinsured companies, establishes incurred but not reported "IBNR" reserves in addition to the reserves reported by the reinsureds. These reserves are estimates based on company and industry data that estimate claims that may occur against the policy coverage. Reserves are estimates involving actuarial and statistical projections of the ultimate settlement and administration of claims, based on facts and circumstances then known, predictions of future events, estimates of future trends in severity and other variable factors such as new concepts of liability. Future revisions of the estimated claims liability have occurred and are likely to continue to occur. These revisions are recorded on the statement of income in the period in which they occur. The following table displays the effect of those revisions for 1995, 1994, and 1993.

                                                                      DECEMBER 31,
                                                                     (000 omitted)
                                                           1995          1994          1993
                                                          -------       -------       -------
Balance at January 1                                    $   32,968    $   33,502     $  33,179
Less reinsurance recoverables                                6,424         6,398         7,436
                                                        ----------    ----------     ---------
Net reserves for unpaid losses and loss adjustment
  expenses beginning of period                              26,544        27,104        25,743
Incurred losses and loss adjustment expense:
Provision of losses of the current period                    9,726         6,166         6,572
Provision (savings) for losses of prior period              (4,883)       (3,553)       (1,648)
                                                        ----------    ----------     ---------
Total incurred losses and loss adjustment expenses           4,843         2,613         4,924
Payments:
Loss of the current period                                     668           687           153
Losses and loss adjustment expenses attributable
  to losses of prior periods                                 2,444         2,486         3,410
                                                        ----------    ----------     ---------
Total payments                                               3,112         3,173         3,563
                                                        ----------    ----------     ---------
Net reserves for unpaid losses and loss adjustment
  expenses, end of period                                   28,275        26,544        27,104
Reinsurance recoverable on unpaid losses                     4,181         6,424         6,398
                                                        ----------    ----------     ---------
Gross reserves for unpaid losses and loss adjustment
  expenses per the Balance Sheet                        $   32,456    $   32,968     $  33,502
                                                        ==========    ==========     =========

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - REINSURANCE RISK (CONTINUED)

Included in the table on the prior page are reserves with respect to contracts on programs no longer renewed. While this business is not a separate segment or operation, the loss behavior patterns are unique. While no premium is currently being earned on these programs, the continual adjustment of reserves on this business is charged to current operations and has had a material effect on net income. The following table displays the changes in those reserves in 1995 and 1994:


                                                  DECEMBER 31,
                                                 (000 OMITTED)
                                               1995          1994
                                            ----------    ----------
Total net reserves, beginning of year . . . $   26,544    $   27,104
Net reserves on renewed business  . . . . .      7,687         3,526
                                            ----------    ----------
Net reserves on non-renewed business,
 beginning of year  . . . . . . . . . . . .     18,857        23,578
Provision (savings) on losses . . . . . . .     (3,469)       (2,585)
Payments  . . . . . . . . . . . . . . . . .     (1,398)       (2,136)
                                            ----------    ----------
Net reserves on non-renewed business,
  end of year . . . . . . . . . . . . . . .     13,990        18,857
Net reserves on renewed business  . . . . .     14,285         7,687
                                            ----------    ----------
Total net reserves, end of year . . . . . . $   28,275    $   26,544
                                            ==========    ==========

NOTE L - SUBSEQUENT EVENTS

On February 19, 1996 the Registrants entered into a letter agreement to be sold to a new company to be formed by Castle Harlan Partners II and John Dore, the President of the Registrant. This event will not have a material effect on the affairs of the Registrant.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

W. DEAN CANNON, JR.                                          Director since 1986

W. Dean Cannon, Jr. served as President of the California League of Savings Institutions from 1973 until his retirement on December 31, 1991.

Age:  66                                                  Term to Expire in 1998


WILLIAM B. O'CONNELL                                         Director since 1986


William B. O'Connell is the Vice Chairman of the Registrant, The First Reinsurance Company of Hartford and First Re Management Company, Inc. Mr. O'Connell also serves as a member of the board of directors of Fairfield Savings Bank, F.S.B. in Long Grove, Illinois. For two years prior to his retirement in November, 1989, Mr. O'Connell served as Chairman of the Board of Directors of Advance America Funds, Inc., Asset Management Fund for Savings Institutions, Inc., USL Management Services, Inc., U.S. League Investment Services, Inc., U.S. League Securities, Inc., U.S. League Government Securities, Inc., U.S. League Assets Management, Inc., U.S. League Trust
Company and U.S. League Administrative Services, Inc.   For nine years prior
thereto, Mr. O'Connell served as President and Chief Executive Officer of the United States League of Savings Institutions ("U.S. League").

Age:  72                                                  Term to Expire in 1998


JOHN B. ZELLARS                                              Director since 1986

John B. Zellars is Chairman of the Executive Committee of the Registrant. He currently serves as a member of the Board of Directors of Douglas Federal Savings Bank; Greater Georgia Life Insurance Co. and Blue Cross/Blue Shield of Georgia. Mr. Zellars previously served as a member of the Board of Directors of the Federal Home Loan Bank of Atlanta, and in 1989, retired as Chairman of the Board of Georgia Federal Bank in Atlanta, Georgia. Mr. Zellars, a past Chairman of the U.S. League, also has served as President and Chief Executive Officer of Georgia Federal Bank, a director of Asset Management Fund for Savings Institutions, Inc. and as Chairman of the Board of the Federal Asset Disposition Association. He has also served as a Director of Fuqua Industries, Inc.; Director of Southern Floridabanc Federal Savings and Loan, Boca Raton, Florida; and senior Chairman and CEO of Lamar Savings Association, Austin Texas; and Director of Beach Federal Savings and Loan Association, Boynton Beach, Florida.

Age:  71                                                  Term to Expire in 1998


R. KEITH LONG                                                Director since 1991

R. Keith Long is Chairman of the Board of the Registrant. He has been engaged principally in private investments since January, 1991. For more than five years prior thereto, Mr. Long was employed as a principal in the capital markets division of Morgan Stanley & Co.


Age:  47                                                  Term to Expire in 1998

JOHN A. DORE                                                 Director since 1990

John A. Dore has served as a member of the Board of Directors and as President and Chief Executive Officer of the Registrant since October 1, 1990. In addition, Mr. Dore serves as President and Chief Executive Officer of The First Reinsurance Company of Hartford, First Re Management Company, Inc., F/I Insurance Agency, and Oakley Underwriting Agency, Inc., a wholly-owned subsidiary of the Registrant. Prior to joining the Registrant, beginning in 1987, Mr. Dore served as President and Chief Operating Officer of Virginia Surety Company/Dearborn Insurance Company. From 1983 to 1986, Mr. Dore was President and Chief Executive Officer of Chicago Underwriting Group, Inc.

Age:  44                                                  Term to Expire in 1997


GERALD J. LEVY                                               Director since 1986

Gerald J. Levy has served for more than five years as Chairman of the Board and Chief Executive Officer of Guaranty Bank, Milwaukee, Wisconsin. Mr. Levy also serves as a director of FISERV, Asset Management Fund for Financial Institutions, Inc. and Republic Mortgage Insurance Company. Mr. Levy, who is a past Chairman of the U.S. League, also has served as a director of Advance America Funds, Inc., the Federal Asset Disposition Association, and as a member of the Advisory Committee of the Federal Home Loan Mortgage Corporation.

Age:  63                                                  Term to Expire in 1997


HERSCHEL ROSENTHAL                                           Director since 1986

Herschel Rosenthal currently is President of Donalga, Inc. a commercial construction development company in Florida. Mr. Rosenthal previously served as President of Flagler Federal Savings and Loan Association of Miami from 1976 until his retirement effective January 31, 1992. Mr. Rosenthal also served as a director of Flagler Federal Savings and Loan Association.

Age:  68                                                  Term to Expire in 1997


JOHN P. DIESEL                                               Director since 1995

John P. Diesel served as President and a member of the Board of Directors of Tenneco, Inc. ("Tenneco") from 1979 until his retirement in 1991. Mr. Diesel joined Tenneco in 1972 as President of Newport News Shipbuilding and became Chairman and Chief Executive Officer of that company in 1973. Prior to joining Tenneco, Mr. Diesel acquired more than 20 years experience in manufacturing, corporate management and consulting through employment with McQuay Norris Mfg., Booz Allen and Hamilton and A.O. Smith Corporation. Mr. Diesel currently serves as a member of the Board of Directors of the Aluminum Corporation of America, Brunswick Corporation and Telepad Corporation.

Age:  69                                                  Term to Expire in 1997


DALE C. BOTTOM                                               Director since 1986

Dale C. Bottom served as Secretary General of the International Union of Housing Finance Institutions from 1992 through 1995, and as President and Chief Executive Officer of the Institute of Financial Education from 1967 through 1992. Mr. Bottom previously was Executive Vice President of the U.S. League, and between 1985 and 1988 served as the U.S. League's Chief Financial Officer. Mr. Bottom served as Vice President and Chief Financial Officer of the Registrant from 1986 until his resignation in September, 1991.

Age:  62                                                  Term to Expire in 1996

RICHARD P. ACKERMAN                                          Director since 1995

Richard P. Ackerman is a partner in the law firm of Goodkind, Labaton, Rudoff & Sucharow, LLP, New York, New York, and serves on the Executive Committee of that firm. Mr. Ackerman received his law degree from New York University in 1973.

Age:  48                                                  Term to Expire in 1996


JOE C. MORRIS                                                Director since 1986

Joe C. Morris currently serves as Senior Vice President of First Bank, F.S.B. in Overland Park, Kansas. Mr. Morris was Director of Government Affairs at Metropolitan Financial Corporation, Overland Park, Kansas from 1993 to 1994, and formerly Chief Executive Officer and Chairman of the Board of Directors of Western Financial Corporation, a savings and loan holding company, and Columbia Savings Association, F.A., Emporia, Kansas. In addition, Mr. Morris previously served as President of Columbia Savings Association, Emporia, Kansas. Mr. Morris also is a past Chairman of the U.S. League. He formerly served as a director of both Asset Management Fund for Savings Institutions, Inc. and Advance America Funds, Inc.

Age:  56                                                  Term to Expire in 1996


THAD WOODARD                                                 Director since 1986

Thad Woodard has served as President of the Community Bankers Association of North Carolina (formerly the North Carolina Alliance of Community Financial Institutions) since 1978.

Age:  50                                                  Term to Expire in 1996

                     EXECUTIVE OFFICERS OF THE REGISTRANT


In addition to serving as directors of the Registrant, R. Keith Long served as Chairman of the Board of Directors of the Registrant, John A. Dore as President and Chief Executive Officer and William B. O'Connell as Vice Chairman of the Board of Directors. Additional information about the foregoing officers is included herein under "Directors." Other officers of the Registrant are as set forth below:


LONNIE L. STEFFEN                                      Executive Vice President,
                                                         Chief Financial Officer
                                                        and Treasurer since 1991

Lonnie L. Steffen has served as Executive Vice President, Chief Financial Officer and Treasurer of the Registrant since September, 1991. Prior thereto, beginning in 1986, Mr. Steffen served as Executive Vice President of First Re. Mr. Steffen currently serves as Executive Vice President, Chief Financial Officer and Treasurer of FRM, First Re and Oakley, and Executive Vice President and Chief Financial Officer of F/I Agency. Mr. Steffen also is a member of the Boards of Directors of First Re and Oakley.

Age:  46                                         One Year Term to Expire in 1996


ROBERT E. WENDT                                 Senior Vice President since 1989

Robert E. Wendt, Senior Vice President of the Registrant, is also Senior Vice President of FRM and First Re, as well as Senior Vice President and Director of both F/I Agency and Oakley. For the five years prior to joining the Registrant in 1988, Mr. Wendt was employed by CNA Insurance Companies as Underwriting Manager, Senior Manager of Commercial Lines Underwriting, and as Senior Manager of Underwriting.

Age: 48                                          One Year Term to Expire in 1996


DANIEL S. KONAR                             Assistant Vice President since 1991;
                                                        Controller and Assistant
                                                            Treasurer since 1990

Daniel S. Konar has served as Controller of the Registrant since January, 1990, Assistant Treasurer of the Registrant since September, 1990, and Assistant Vice President of the Registrant since June, 1991. In addition, Mr. Konar serves as Assistant Vice President, Assistant Treasurer and Controller of FRM, First Re and Oakley, and as Treasurer of F/I Agency. For the five years prior to 1990, Mr. Konar served as a reinsurance consultant with the CNA Insurance Companies.

Age: 44                                          One Year Term to Expire in 1996


LANA J. BRADDOCK                                            Secretary since 1991

Lana J. Braddock has served as Secretary of the Registrant and First Re since September, 1991, and also serves as Secretary of F/I Agency, FRM and Oakley. Ms. Braddock previously served as Assistant Secretary of the Registrant. Ms. Braddock has been an office manager and assistant to the President of the Registrant since February, 1990. Prior thereto, beginning in 1987, Ms. Braddock served as business manager for Internal Medicine Associates in Chicago, Illinois.

Age:  53                                         One Year Term to Expire in 1996


ITEM 11 - EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid by the Registrant to or for the account of the Chief Executive Officer and each of the other most highly compensated executive officers of the Registrant for services rendered in all capacities during each of the Registrant's fiscal years ended December 31, 1995, 1994 and 1993. All share and per share amounts, including amounts for prior periods, have been adjusted to reflect the 20 percent stock dividends payable on August 24, 1995 and February 22, 1996.

                                                                       Long-Term Compensation
                                                                               Awards
                                                                               ------
                                      Annual Compensation              Restricted     Securities
                                      -------------------                Stock        Underlying                  All Other
Name and Principal Position    Year   Salary($)   Bonus($)(1)           Awards ($)   Options(#)(2)           Compensation($) (3)
---------------------------    ----   -----------------------          -----------   -------------           -------------------
John A. Dore,                  1995    $217,658   $40,000             $97,488(4)       14,400                   $18,240
  President and Chief          1994     217,658    50,000              66,250(4)       21,600                    13,610
  Executive Officer            1993     210,500    40,000              61,250(4)       21,600                    17,849


Lonnie L. Steffan,             1995     182,160    20,000                 0             7,200                    15,430
  Executive Vice President,    1994     182,160    25,000                 0            10,800                    13,620
  Chief Financial Officer      1993     176,000    20,000                 0            10,800                    15,840
  and Treasurer

Robert E. Wendt,               1995      99,878     3,000                 0             2,160                     8,989
Senior Vice President          1994      99,878     3,000                 0             2,880                     8,989
                               1993      96,500     3,000                 0             2,880                     8,685

(1) The Executive Committee annually determines whether to award cash bonuses to officers and other key employees of the Registrant based on operating income and a performance assessment of the participant. Awards are recommended subject to approval of such awards by the Board of Directors.
(2) Number of shares of Common Stock subject to options granted during the year indicated under the Registrant's Stock Option Plan described in more detail below.

(3) Supplemental and matching contributions made by the Registrant's wholly-owned subsidiary, FRM, pursuant to its Thrift Plan ("401(k) Plan"). Pursuant to the terms of the 401(k) Plan, an employee who has completed at least six months service may save, through payroll deductions, up to 15 percent of the employee's monthly wages or salary, with the total contribution not to exceed amounts permissible under the Internal Revenue Code. An amount equal to 50 percent of the employee's savings is contributed to the employee's 401(k) account, to the extent such savings do not exceed 6 percent of monthly wages or salary. In addition, a supplemental annual contribution in the amount of six percent of each employee's salary is made to the employee's account.
4) Shares awarded pursuant to the provisions of Mr. Dore's Employment Agreement dated October 1, 1990. Subject to his continuing employment, the agreement gave Mr. Dore the right to receive a total of 28,800 shares of Common Stock in increments over the periods January 1, 1992 through January 1,1996 as follows:

    January 1, 1992   3,600 Shares
    January 1, 1993   7,200 Shares
    January 1, 1994   7,200 Shares
    January 1, 1995   7,200 Shares
    January 1, 1996   3,600 Shares

    The closing market price per share of the Registrant's stock at December 31, 1995 was $13.54. The aggregate value of Mr. Dore's stock awards at December 31, 1995 was therefore equal to $341,205 ($13.54 x 25,200 shares). Dividends are paid on the shares of Common Stock actually held by Mr. Dore in the same manner as all shares of the Registrant's Common Stock. No dividends are paid on shares to be received at future dates.


EMPLOYEE STOCK OPTIONS

A Stock Option Plan has been adopted by the Board of Directors of the Registrant. The purpose of the Stock Option Plan is to provide key employees with a proprietary interest in the Registrant and thereby develop in them a stronger incentive to devote maximum effort to the continued success and growth of the Registrant. Only salaried officers and other salaried key employees of the Registrant who are in a position to affect materially the profitability and growth of the Registrant are eligible to receive options under the Stock Option Plan.

The members of the Executive Committee who are not full-time salaried officers (the "Committee") administer the Stock Option Plan and are responsible for determining: the individuals who will receive options; the number of options to be granted and the number of shares subject to each option; and the terms and conditions of the options, including when exercisable, the price, and payment terms.

The Stock Option Plan provides that the shares of common stock of the Registrant made subject to the options may not exceed in the aggregate 310,896.

The purchase price per share of common stock subject to an option will be fixed by the Committee but will not be less than the fair market value per share of common stock on the date the option is granted. The date an option first is exercisable will not be more than 12 years after the date the option is granted, and the date the option expires will not be more than five years after the date the option first is exercisable. In the event of certain structural changes or a change-in-control, options not yet exercisable will become immediately exercisable.

                      OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding options to purchase shares of Common Stock granted to the executive officers of the Registrant named in the Summary Compensation Table during the Registrant's 1995 fiscal year:


                               Individual Grants
                               -----------------                                        Potential Realizable
                           Number of     % of Total                                     Value at Assumed
                           Securities    Options                                        Annual Rates of Stock
                           Underlying    Granted to    Exercise                         Price Appreciation for
                           Options       Employees     Price         Expiration Date    Option Terms
Name                       Granted       in Fiscal     ($/Sh)(2)     ---------------    ------------
----                       (#)(1)        Year          ---------                          5%($)         10%($)
                           ------        ----                                           -------       --------
John A. Dore.........     14,400           41%         $9.28         March 8, 2005       $84,040      $212,975

Lonnie L. Steffen....      7,200           20%          9.28         March 8, 2005        42,020       106,488

Robert E. Wendt......      2,160            6%          9.28         March 8, 2005        12,606        31,946

(1) All options were granted on March 8, 1995 under the Registrant's Stock Option Plan. Beginning March 8, 1996, annually, upon the anniversary of the date of grant of the options, one-fifth of the options granted become vested and exercisable for a period of five years.
(2) The option exercise price is equal to the fair market value per share of Common Stock on the date of grant.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding the number and value of unexercised options to purchase shares of Common Stock held at the end of the Registrant's 1995 fiscal year by the executive officers of the Registrant named in the Summary Compensation Table. No options were exercised by such persons during the Registrant's 1995 fiscal year.

                                                 Number of Securities
                                                 Underlying            Value of Unexercised
                                                 Unexercised           In-the-Money
                                                 Options at            Options at Fiscal
                                                 Fiscal Year-End(#)    Year-End ($)(1)
                   Shares Acquired  Value        ------------------    ---------------
Name               on Exercise(#)   Realized($)  Exercisable(2)/       Exercisable/
----               --------------   -----------  Unexercisable         Unexercisable
                                                 -------------         -------------
John A. Dore........  --            --             38,160/77,040      $516,686/1,043,122
Lonnie L. Steffen...  --            --             15,120/28,080       204,725/380,203
Robert E. Wendt.....  --            --              6,528/6,192         88,389/83,840

(1) Value of unexercised in-the-money options is equal to the difference between the fair market value per share of Common Stock at December 31, 1995 and the option exercise price per share multiplied by the number of shares subject to such options.
(2)  Indicates options exercisable at December 31, 1995.

EMPLOYMENT AGREEMENTS

John A. Dore has entered into an Employment Agreement dated October 1, 1990 pursuant to which Mr. Dore was employed as President and Chief Executive Officer of the Registrant and certain affiliates. The Employment Agreement provides for an annual base salary of $175,000, which salary may be increased in conjunction with annual reviews of executive compensation. The Employment Agreement is terminable by either party on the last day of any month with 60 days prior written notice. Subject to his continuing employment, the Agreement gave Mr. Dore the right to receive as additional compensation a total of 28,800 shares of the common stock of the Registrant over the period January 1, 1992 through January 1, 1996.

Robert E. Wendt has entered into an Employment Agreement dated February 1, 1991. Mr. Wendt's Employment Agreement provides for an annual base salary of $88,500. Lonnie L. Steffen entered into an Employment Agreement dated August 23, 1991 providing for an annual base salary of $166,000. Salaries may be increased in conjunction with annual reviews of executive compensation. The Employment Agreements are terminable by either party on the last day of any month with 60 days prior written notice.

TERMINATION ARRANGEMENTS

The Employment Agreements give John A. Dore, Robert E. Wendt and Lonnie L. Steffen (collectively, the "Executives") certain rights upon the termination of employment, including a termination following specified structural changes or a change-in-control of the Registrant.

If employment is terminated under certain specific circumstances, including a change in control, the Executive may continue to receive monthly payments of his salary for up to 12 months, and in the case of Mr. Dore, for up to 36 months.

If, under certain limited circumstances, including a change in control, and subject to certain conditions, an Executive's employment is terminated, the Executive may be paid for each share of the common stock of the Registrant that is subject to any unexercised option to purchase granted to the Executive by the Registrant. In such case, the Executive would receive an amount equal to the difference between the exercise price and fair market value for the share of stock.

In addition, if Mr. Dore terminates his employment or is terminated under certain specific circumstances, including a change in control, for a period of seven months following such termination Mr. Dore will have the right to require the Registrant to repurchase for cash at $3.47 per share all shares of the common stock of the Registrant obtained pursuant to his Employment Agreement.


DIRECTORS' COMPENSATION

In March, 1995, the Board of Directors adopted an Amended Directors' Incentive Plan (the "Amended Plan") for the directors of the Registrant and its subsidiaries. Pursuant to the Amended Plan, each director receives an annual cash fee of $5,000 for service on the boards of the Registrant's subsidiaries, as well as a $1,000 cash fee for each directors' meeting attended. Directors receive a cash fee of $500 for attendance at committee meetings, and the chairman of a committee receives an additional fee of $250.

Directors are permitted to elect to receive shares of Common Stock ("Incentive Shares") in lieu of cash fees. The directors of the Registrant also receive an option to purchase 1,000 shares of Common Stock ("Incentive Option") annually. The purchase price per share of common stock subject to an Incentive Option is the fair market value per share of common stock on the date the Incentive Option is granted.

The Chairman of the Board and the Chairman of the Executive Committee are entitled to an annual cash fee of $10,000. The Chairman of the Board has agreed to forego all compensation. The directors also are reimbursed for their expenses incurred in connection with meetings. No compensation is paid for telephonic meetings.

Prior to the effectiveness of the Amended Plan on July 1, 1995, each director received an annual cash fee of $3,000 for service on the Registrant's board and $3,000 for service on the board of FRM, as well as a $500 cash fee for each director's meeting attended. In addition, each director received 200 shares of Common Stock for each meeting of the Board of Directors of the Company and its subsidiaries attended in person.

The Amended Plan is administered by the members of the Executive Committee of the Board of Directors who are not full-time salaried officers. The administrators of the Plan do not have discretion as to the selection of the directors to whom the awards may be granted. All of the non-employee directors, with the exception of the Chairman of the Board, participate in the Plan.

The total number of securities subject to the Plan, including both Incentive Shares and Incentive Options, is 252,000. The Plan provides that it will terminate on July 1, 1996.


As of January 31, 1996, the following options have been granted to the directors:

                                                  Amount of
                                              Securities Subject     Exercise Price
Director               Date of Grant             to Options            Per Share            Exercise Period
---------------------  ---------------------  ---------------------  ----------------------------------------
William B. O'Connell    3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

W. Dean Cannon, Jr.     3/12/91                   5,760(1)             $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440(1)             $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

R. Keith Long           6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

John B. Zellars         3/12/91                   5,760(2)             $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440(2)             $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Joe C. Morris           3/12/91                   5,760(3)             $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Thad Woodard            3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00


                                                 AMOUNT OF
                                              SECURITIES SUBJECT     EXERCISE PRICE
DIRECTOR               DATE OF GRANT             TO OPTIONS             PER SHARE          EXERCISE PERIOD
--------               -------------          ------------------     --------------        ---------------
Henry Drewitz*          3/12/91                   5,760(4)             $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440(4)             $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Dale C. Bottom          3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Gerald J. Levy          3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Herschel Rosenthal      3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

Edmond M. Shanahan*     3/12/91                   5,760                $ 3.48               6/13/91 - 6/13/96
                        6/30/91                   1,440                $ 3.65               6/30/91 - 6/30/96
                        6/30/92                   1,440                $ 6.08               6/30/92 - 6/30/97
                        6/30/93                   1,440                $ 8.16               6/30/93 - 6/30/98
                        6/30/94                   1,440                $ 9.44               6/30/94 - 6/30/99
                        6/30/95                   1,440                $10.70               6/30/95 - 6/30/00

*    Retired as director July 1, 1995.

1.  Options for 7,200 shares exercised in July, 1995.

2.  Options for 7,200 shares exercised in January, 1995.

3.  Options for 5,760 shares exercised in April, 1995.

4.  Options for 7,200 shares exercised in May, 1995.

Except as reported herein, no other payments are made to the directors of the Registrant for their services as directors of the Registrant.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


           PRINCIPAL HOLDERS OF THE REGISTRANT'S VOTING SECURITIES

As of January 31, 1996 the following persons or entities were known by the Registrant to be beneficial owners of 5 percent or more of the Registrant's Common Shares:


                                        AMOUNT AND NATURE                PERCENT OF
  NAME AND ADDRESS                   OF BENEFICIAL OWNERSHIP              CLASS(1)
  ----------------                   -----------------------             ----------
  R. Keith Long                      Direct   -   285,004 Shares
  400 Royal Palm Way                 Indirect -   113,184 Shares(2)
                                                  -----------------
  Suite 204                                       398,188 Shares(3)          12.6%
  Palm Beach, Florida 33480

  Pierpont Morgan Ltd./
   Scott J. Seligman                 Direct   -   196,150 Shares(4)           6.0%
  1760 S. Telegraph Rd.
  Bloomfield Hills, Michigan 48302

  Jane Marvel Garnett                Direct   -   171,936 Shares(5)           5.4%
  David G. Booth                     Direct   -    73,468 Shares(5)           2.3%
  24 Monroe Place
  Brooklyn, New York 11238

  John F. Fyfe                       Direct   -   248,745 Shares(6)           7.8%
  630 W. Fullerton Parkway
  Chicago, Illinois 60614

  John A. Dore                       Direct   -   107,114 Shares
  First Re Management Company, Inc.  Indirect -    73,994 Shares(7)           7.4%
                                                  -----------------
  10 N. Dearborn Street                           181,108 Shares(8)
  8th Floor
  Chicago, Illinois 60602-4202

  William M. Toll                    Direct   -   370,344 Shares(9)          11.5%(9)
  1904 Lamington Road
  Bedminster, New Jersey 07921


   1. Calculated for each beneficial owner on the basis of shares outstanding at January 31, 1996, plus shares subject to options exercisable by such beneficial owner within 60 days of January 31, 1996.

   2. Owned directly by a limited partnership, the general partner of which is a corporation owned by Mr. Long.

   3. Mr. Long also holds options to purchase 7,200 shares of the Registrant's Common Stock as described under "Remuneration and Other Transactions with Management - Directors' Compensation."

   4. Schedule 13D dated June 26, 1992 filed with the Securities and Exchange Commission reported ownership of 192,096 Common Shares. The Registrant's records indicate an additional 4,054 shares subsequently were acquired.

   5. As reported in an Amendment to Schedule 13D dated March 8, 1995 filed with the Securities and Exchange Commission. David G. Booth is the spouse of Jane Marvel Garnett.

   6. As reported in a Schedule 13D dated December 16, 1994 filed with the Securities and Exchange Commission.

   7. 6,336 Shares of Common Stock are owned directly by the children of Mr. Dore, and 67,658 shares of Common Stock are owned directly by the spouse of Mr. Dore.

   8. Mr. Dore also holds options (currently exercisable or exercisable within 60 days of January 31, 1996) to acquire 59,040 shares of Common Stock.

   9. As reported in a Form 4 dated September 6, 1995 filed with the Securities and Exchange Commission.

     The amount and nature of beneficial ownership of Common Shares by the directors and executive officers of the Registrant as of January 31, 1996 is set forth below:


                                               AMOUNT AND NATURE                     PERCENT OF
    NAME                                  OF BENEFICIAL OWNERSHIP(1)                  CLASS (2)
-------------                      ----------------------------------------        ---------------
Richard P. Ackerman                Direct     -         0 Shares                           0%
Dale C. Bottom                     Direct     -     8,823 Shares                         (*)
W. Dean Cannon, Jr.                Direct     -    24,984 Shares                         (*)
John P. Diesel                     Direct     -     7,200 Shares                         (*)
John A. Dore                       Direct     -   107,114 Shares
                                   Indirect   -    73,994 Shares(3)                      7.4%
Gerald J. Levy                     Direct     -     4,608 Shares                         (*)
R. Keith Long                      Direct     -   285,004 Shares
                                   Indirect   -   113,184 Shares(4)                     12.6%
Joe C. Morris                      Direct     -    10,080 Shares
                                   Indirect   -     3,196 Shares(5)                      (*)
William B. O'Connell               Direct     -     4,176 Shares
                                   Indirect   -    10,137 Shares(6)                      (*)
Herschel Rosenthal                 Direct     -    19,248 Shares
                                   Indirect   -     5,990 Shares(7)                      1.2%
Thad Woodard                       Direct     -     4,608 Shares                         (*)
John B. Zellars                    Direct     -    54,062 Shares
                                   Indirect   -       720 Shares(7)                      1.9%
Lonnie L. Steffen                  Direct     -    30,624 Shares
                                   Indirect   -     3,168 Shares(8)                      1.8%
Robert E. Wendt                    Direct     -     6,436 Shares
                                   Indirect   -       576 Shares(9)                      (*)
All directors and named executive
 officers as a group                              777,932 Shares                        27.9%


(*) Less than one percent.

1. The directors also hold certain options to purchase shares of the Registrant's Common Stock as described above under "Directors' Compensation."

2. Calculated for each beneficial owner on the basis of shares outstanding at January 31, 1996, plus shares subject to options exercisable by such beneficial owner within 60 days of January 31, 1996.

3. 6,336 shares of Common Stock are owned directly by the children of Mr. Dore and 67,658 shares of Common Stock are owned directly by the spouse of Mr. Dore.

4. Owned directly by a limited partnership, the general partner of which is a corporation owned by Mr. Long.

5. Owned directly by a trust of which Mr. Morris is trustee.

6. Owned directly by the estate of the spouse of the person whose ownership is reported.

7. Owned directly by the spouse of the person whose ownership is reported.

8. Owned directly by the children of Mr. Steffen. Mr. Steffen also holds options (currently exercisable or exercisable within 60 days of January 31, 1996) to purchase 23,760 shares of Common Stock.

9. Owned directly by the spouse of the person whose ownership is reported. Mr. Wendt also holds options (currently exercisable or exercisable within 60 days of January 31, 1996) to purchase 3,312 shares of Common Stock.

     As used herein, "beneficially owned" means the sole or shared power to vote or direct the voting of a security and/or sole or shared investment power with respect to a security (i.e., the power to dispose or direct the disposition of a security). Unless otherwise indicated, the nominees and all directors and executive officers as a group have sole voting and sole investment power over the shares listed.

     The present directors and named executive officers of the Registrant as a group (14 individuals including the above named directors) owned beneficially 777,932 Common Shares, or 27.9 percent of the outstanding Common Shares at January 31, 1996 including in such calculation options for Common Shares exercisable within 60 days of January 31, 1996.

See "Recent Developments" under Item 7 above.

ITEM - 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN

Mr. Dore received a loan from the Registrant in 1991 in the amount of $150,000 in order to finance the purchase of 43,200 shares of common stock from the Registrant at a price of $3.48 per share. Mr. Dore purchased the 43,200 shares from the Registrant on January 2, 1991, and executed a Promissory Note in the amount of $150,000 payable to the Registrant. The Promissory Note provided that payment of the amounts due thereunder was secured by the 43,200 shares so purchased by Mr. Dore. The principal amount bore interest at a rate equal to the average yield on five year Treasury obligations, and interest was due and payable annually. The $150,000 principal amount plus accrued interest was paid in full by Mr. Dore in 1995.

CASTLE HARLAN LETTER AGREEMENT

See "Recent Developments" under Item 7.

LONG AGREEMENT

On April 19, 1995, Mr. Long submitted a written request to the Registrant to inspect and make copies of a list of the names and addresses of the Registrant's stockholders. Mr. Long indicated that he intended to solicit proxies in support of a slate of directors proposed by him in opposition to the slate of directors proposed by management.

At a special meeting of the Board of Directors of the Registrant on April 21, 1995, an agreement with Mr. Long was approved pursuant to which: (i) Henry Drewitz and Edmond Shanahan retired from the Board of Directors of the Registrant and its subsidiaries effective July 1, 1995; (ii) the Board of Directors of the Registrant and its subsidiaries filled the vacancies created by such resignations with two nominees of Mr. Long, John P. Diesel and Richard
P. Ackerman; (iii) Mr. Long was nominated to be Chairman of the Board of the Registrant and its subsidiaries, with Mr. Zellars to remain as Chairman of the Executive Committee of the Registrant and its subsidiaries, and Mr. O'Connell to remain as Vice-Chairman of the Registrant and its subsidiaries; and (iv) Mr. Long withdrew his request for a stockholders' list and voted his shares in favor of the slate of director nominees proposed by management.

INDEMNITY AGREEMENTS

     In December 1991, the Board of Directors of the Registrant authorized an updated form of Indemnity Agreement between the Registrant and its directors and officers and the directors and officers of its subsidiaries. Pursuant to the Indemnity Agreements, and in order to induce continued service by its directors and officers, the Registrant agrees to indemnify the directors and officers for certain claims against such persons arising solely out of their positions as directors and officers of the Registrant or its subsidiaries. Indemnity Agreements have been executed by each of the directors as well as by the officers of the Registrant set forth herein under "Executive Officers of the Registrant."

OTTER CREEK AGREEMENT

     Effective in January 1994, FRH, a subsidiary of the Registrant, has entered into an Investment Management Agreement with Otter Creek Management, Inc. ("OCM"). Director R. Keith Long is President and sole stockholder of OCM. Pursuant to the terms of the Investment Management Agreement, FRH has designated OCM as investment manager of funds in the amount of $7,000,000. OCM is required to obtain the specific approval of FRH prior to making any investments. OCM receives as compensation an annual fee equal to one percent of the market value of assets under management.

ASAP ARRANGEMENT

     The Board of Directors of First Re in September, 1993 approved an arrangement pursuant to which First Re will share in the revenues from the sale of certain software products by Annual Statement Automated Products, Inc. ("ASAP"). Mr. Steffen, Chief Financial Officer of the Registrant and First Re, is founder and 45 percent owner of ASAP. In consideration of First Re's involvement in the enhancement of a general ledger software package for the preparation of annual statements, ASAP and First Re agreed to split any profits resulting from the sale of the package. Amounts to be received by First Re on an annual basis pursuant to the arrangement cannot be predicted at this time, but are not expected to be material in amount.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of Financial Institutions Insurance Group, Ltd. are included in Item 8:

                                                                        PAGE

         Consolidated Balance Sheets - December 31, 1995 and 1994 .... PG. 19

         Consolidated Statements of Income - Years ended
         December 31, 1995, 1994 and 1993 ............................ PG. 20

         Consolidated Statements of Stockholders' Equity - Years ended
         December 31, 1995, 1994 and 1993 ............................ PG. 21

         Consolidated Statements of Cash Flows - Years ended
         December 31, 1995, 1994 and 1993 ............................ PG. 22

         Notes to Consolidated Financial Statements .................. PG. 23-35


(a) (2) The following financial statement schedules are filed as part of this report:

Schedule I   - Summary of Investments - Other Than Investments In Related
                Parties has been omitted as the information is contained in Note B to the Financial Statements.

Schedule II  - Parent Company (the Registrant) Condensed Financial
                Statements ........................................    PG. 52-54

Schedule IV  - Reinsurance - has been omitted as the information is contained in Note D to the Financial Statements.

Schedule III, V and VI have been omitted as they are either inapplicable or immaterial.

(a)(3) The following Exhibits have been included as part of this Report or have been referenced as indicated:

         (3)(a)(i) Restated Certificate of Incorporation dated December 27,
                            1991 - incorporated by reference to exhibit
                            3(a)(vi) to the Registrant's Form 10-K for the year ended December 31, 1991.

          (a)(ii)  Certificate of Amendment to Certificate of Incorporation
                            dated June 17, 1994 incorporated by reference to
                            exhibit 3(a)(ii) to the Registrant's form 10-K for the year ended December 31, 1994.

          (b)(i)   Bylaws of the Registrant-incorporated by reference to
                            exhibit 3(a)(iii) to the Registrant's Registration Statement No. 33-9974 on Form S-1.

          (b)(ii)  Amendment to the bylaws of the Registrant-incorporated by reference to exhibit 3(b)(ii) to the Registrant's Form 10-K for the year ended December 31, 1988.

          (b)(iii) Amendment to the bylaws of Registrant-incorporated by reference to exhibit 3(b)(iii) to the Registrant's Form 10-K for the year ended December 31, 1990.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)


        (b)(iv)   Amendment to the bylaws of Registrant -incorporated by
                            reference to exhibit 3(b)(iv) to the Registrant's Form 10-K for the year ended December 31, 1990.

        (b)(v)    Amendment to the bylaws of Registrant -incorporated by
                            reference to exhibit 3(b)(v) to the Registrant's Form 10-K for the year ended December 31, 1991.

        (b)(vi)   Amendment to the bylaws of Registrant -incorporated by
                            reference to exhibit 3(b)(vi) to the Registrant's Form 10-K for the year ended December 31, 1992.

        (b)(vii)  Amendment to the bylaws of Registrant adopted March 8, 1995 incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

        (b)(viii) Amendment to bylaws of the Registrant adopted June 7, 1995.

    (10)(a)       Agreement dated April 1, 1991 between FIIF and Asset
                            Allocation & Management Company and Agreement dated April 1, 1991 between FIIF and AAM Advisors, Inc. - incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1991.

     (b)          Form of Employment Agreement between the Registrant's
                            subsidiary and certain key officers -
                            incorporated by reference to exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 1990.

     (c)          Employment Agreement between FIIF and John A. Dore dated
                            October 1, 1990 - incorporated by reference to
                            exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1990.

     (d)          Stock Option Plan of the Registrant dated February 18, 1991 -
                            incorporated by reference to exhibit 10(h) to the Registrant's Form 10-K for the year ended December 31, 1990.

     (e)          Form of Option Agreement - incorporated by reference to
                            exhibit 10(i) to the Registrant's Form 10-K for the year ended December 31, 1990.

     (f)          Directors' Incentive Plan of the Registrant adopted September
                            10, 1990 - incorporated by reference to exhibit 10(j) to the Registrant's Form 10-K for the year ended December 31, 1990.

     (g)          Amended Directors' Incentive Plan of the Registrant adopted
                            March 12, 1991 -incorporated by reference to exhibit (a)(ii) to the Registrant's Form 10-Q for the quarter ended March 31, 1991.

     (h)          Amended Directors' Incentive Plan of the Registrant adopted
                            March 8, 1995 incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1994.

     (i)          Agreement dated June 13, 1991 between the Registrant and Mr.
                            R. Keith Long - incorporated by reference to the Registrant's Form 8-K dated June 13, 1991.

     (j)          Form of Indemnity Agreement between the Registrant and
                            directors and officers of the Registrant and its subsidiaries incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1991.

     (k)          Investment management agreement dated January 1, 1994, between
                            First Re and Otter Creek Management, Inc., incorporated by reference to exhibit 10(j) to the Registrant's Form 10-K For the year ended December 31, 1993.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

     (l)          Letter agreement dated as of February  17, 1996 among the
                            Registrant, Castle Harlan Partners II, L.P., and John A. Dore.

     (21)(a)      List of subsidiaries of the Registrant.

     (28)         Information from reports furnished to state insurance
                            regulatory authorities.

     (b)          Reports on Form 8-K:
                            Current Report on Form 8-K dated December 28, 1995 reporting the revocation of an offer by R. Keith Long to acquire the Registrant.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.       SCHEDULE II
CONDENSED BALANCE SHEETS                           (PARENT COMPANY)
-------------------------------------------------------------------------

                                                       December 31,
                                                 ------------------------
ASSETS                                              1995          1994
                                                 -----------   -----------
  Investment in subsidiaries                     $47,508,084   $42,206,302
  Cash                                                  --       1,470,157
  Fixed Maturities held for sale                     240,000          --
  Non-redeemable preferred equities                  444,000          --
  Common stocks                                    1,357,472          --
  Other assets                                       567,508          --
                                                 -----------   -----------
  TOTAL ASSETS                                   $50,117,064   $43,676,459
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Other liabilities                              $ 2,995,249   $ 3,278,248
  Excess of acquired net assets over cost          1,158,693     1,614,555
                                                 -----------   -----------
  TOTAL LIABILITIES                                4,153,942     4,892,803

STOCKHOLDERS' EQUITY
  Preferred stock, $1000 par value.
   75,000 shares authorized;                     $      --     $     --
   no shares issued and outstanding
  Common stock, $1 par value. 6,000,000            3,901,211     2,923,404
   shares authorized 1995: 3,901,211:
   1993 - 2,923,404 shares issued.
  Additional paid-in capital                      43,201,779    29,534,302
  Treasury stock, at cost (1995 - 707,300:
   1994 - 746,700)                                (6,471,628)   (7,016,554)
  Retained earnings                                5,331,760    13,342,504
                                                 -----------   -----------
    TOTAL STOCKHOLDERS' EQUITY                    45,963,122    38,783,656
                                                 -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $50,117,064   $43,676,459
                                                 ===========   ===========

The notes to the consolidated financial statements beginning on Page 23 are an integral part of these financial statements

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.             SCHEDULE II
CONDENSED STATEMENTS OF INCOME                           (PARENT COMPANY)
--------------------------------------------------------------------------------

                                                                   Year ended December 31,
                                                         -----------      ----------      ----------
                                                            1995             1994            1993
                                                         -----------      ----------      ----------
REVENUE
   Net investment income earned                          $   122,316      $   51,861      $    9,677
   Net realized investment gains                             359,330            -               -
   Other Income                                                -             466,139            -
                                                         -----------      ----------      ----------
        Total Revenue                                        481,646         518,000           9,677

LOSSES AND EXPENSES
   Investment expense                                          -             251,629            -
   Other expenses                                          1,549,880       1,195,909         999,227
                                                         -----------      ----------      ----------
        Total Expenses                                     1,549,880       1,447,538         999,227

Net income (loss) before income taxes and equity
   in  undistributed income of subsidiaries               (1,068,234)       (929,538)       (989,550)

Equity in undistributed income of subsidiaries             4,792,167       4,073,825       3,756,251
                                                         -----------      ----------      ----------
Net income before taxes and cumulative effect of change
   in accounting principle                                 3,723,933       3,144,287       2,766,701
Provision for income taxes                                  (597,866)       (594,531)       (252,729)
Net income before cumulative effect of change in
   accounting for income taxes                             4,321,799       3,738,818       3,019,430

Cumulative effect of change in accounting for
   income taxes                                                -                -            192,515
                                                         -----------      ----------      ----------
NET INCOME                                               $ 4,321,799      $3,738,818      $3,211,945
                                                         ===========      ==========      ==========


The notes to the consolidated financial statements beginning on Page 23 are an integral part of these financial statements

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.            SCHEDULE II
CONDENSED STATEMENTS OF CASH FLOWS                      (PARENT COMPANY)
------------------------------------------------------------------------------

                                                                          Year ended December 31,
                                                                -------------------------------------------
                                                                   1995            1994            1993
                                                                -----------     -----------     -----------
Operating Activities
  Cash provided (used) by operating activities                  $(2,333,611)    $ 2,008,502     $  (298,811)

Investing Activities
  Proceeds on sale of subsidiary                                     --           1,575,241          --
  Short term investments, sales net
  Purchases of investments
    Fixed Maturities held for sale                                 (978,658)         --              --
    Non-redeemable preferred equities                              (470,686)         --              --
    Common Stocks                                                (2,270,131)         --              --

  Proceeds on sales of investments
    Fixed maturities held for investments                         1,079,487          --              --
    Non-redeemable preferred equities                                25,676          --              --
    Common Stocks                                                 1,146,306          --              --

  Dividends received from affiliates                                 --              --           3,000,000
                                                                -----------     -----------     -----------
    Net Cash Provided by (used) in Investing Activities          (1,468,006)      1,575,241       3,000,000

Financing Activities
  Payments on inter-company loan                                                 (1,571,775)     (2,225,708)
  Shareholder loans received                                        150,000          --              --
  Stock options exercised                                           120,754          --              --
  Dividends paid out                                               (693,963)       (564,822)       (517,825)
                                                                -----------     -----------     -----------
    Net Cash used in Financing Activities                          (423,209)     (2,136,597)     (2,743,533)

Increase (decrease) in cash                                      (4,224,826)      1,447,146         (42,344)
  Cash at beginning of year                                       1,470,157          23,011          65,355
                                                                -----------     -----------     -----------
  Cash at end of year                                           $(2,754,669)    $ 1,470,157     $    23,011
                                                                ===========     ===========     ===========

The notes to the consolidated financial statements beginning on Page 23 are an integral part of these financial statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 1996.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.


R. Keith Long

By R. Keith Long
Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.



SIGNATURES                         TITLE                  DATE
-------------             ---------------------  -------------------
R. Keith Long              Chairman of the Board       March 28, 1996
-------------                  and Director
R. Keith Long

William B. O'Connell       Vice Chairman of the        March 28, 1996
--------------------         Board and Director
William B. O'Connell

John A. Dore                 President, Chief          March 28, 1996
------------                 Executive Officer
John A. Dore                    and Director

Richard P. Ackerman               Director             March 28, 1996
-------------------
Richard P. Ackerman

Dale C. Bottom                    Director             March 28, 1996
--------------
Dale C. Bottom


W. Dean Cannon, Jr.               Director             March 28, 1996
-------------------
W. Dean Cannon, Jr.


John P. Diesel                    Director             March 28, 1996
--------------
John P. Diesel


Gerald J. Levy                    Director             March 28, 1996
--------------
Gerald J. Levy


SIGNATURES (CONTINUED)            TITLE                              DATE
----------------------            -----                              ----
Joe C. Morris                     Director                        March 28, 1996
-------------
Joe C. Morris


Herschel Rosenthal                Director                        March 28, 1996
------------------
Herschel Rosenthal


Thad Woodard                      Director                        March 28, 1996
------------
Thad Woodard


John B. Zellars                   Director                        March 28, 1996
---------------
John B. Zellars


Lonnie L. Steffen             Executive Vice President            March 28, 1996
-----------------        Chief Financial Officer and Treasurer
Lonnie L. Steffen      Principal Financial and Accounting Officer

Lana J. Braddock                     Secretary                    March 28, 1996
----------------
Lana J. Braddock


Daniel S. Konar           Assistant Vice President, Controller    March 28, 1996
----------------                and Assistant Treasurer
Daniel S. Konar

INDEX OF EXHIBITS

                                   EXHIBIT


(i)    Information from reports furnished to state insurance
       regulatory authorities                                   A (page 58 - 59)

(ii)   List of Subsidiaries                                     B (page 60)

(iii)  Amendment to Article III, Section 8 of the bylaws of
       Financial Institutions Insurance Group, LTD.             C (page 61 - 69)


(iv)   Letter agreement among Castle Harlan Partners II, L.P.,
       John A. Dore and the Registrant dated as of February
       17, 1996.                                                D (page 70 - 71)

                                   EXHIBIT A

                                    RESERVES

Loss reserves are estimates at a given point in time of what insurers expect to pay claimants, based on facts and circumstances then known, and it can be expected that the ultimate liability in each case will differ from such estimates. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it becomes necessary to refine and adjust the estimates of liability.

The Registrant maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Loss adjustment expense reserves are intended to cover the ultimate costs of settling all losses, including investigation and litigation costs from such losses. The amount of loss reserves for reported losses is primarily based upon a case-by-case evaluation of the type of risk involved and knowledge of the circumstances surrounding each claim and the claims and loss adjustment expense reserves are determined on the basis of historical information by line of insurance. Inflation is implicitly provided for in the reserving function through analysis of cost trends and reviews of historical reserving results. Reserves are closely monitored and are recomputed periodically using new information on reported claims and a variety of statistical techniques.

The following table sets forth a reconciliation of beginning and ending loss and loss adjustment expense reserves for each of the years shown. The table shows the amounts of the gross liability for 1987 through 1995 and its related payments and the reestimations of the reserves. The Registrant previously reported this information on a net reserve basis and has elected to conform to the current SEC guidelines on a historical basis.

Note: The 1991 year reflects an increase in reserves due to the acquisition of First Re by the Registrants wholly-owned subsidiary FIIF. This is consistent with the treatment of the acquisition for all previously filed reports. The top line of the table shows the combined reserves at the balance sheet date for each of the indicated periods. The amount of the reserves represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including IBNR reserves. The upper portion of the table shows the reestimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual periods. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years. It should be noted that the table presents a "run off" of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in reserves for all prior years (dollars in thousands):

---------------------

RESERVES (CONTINUED)
-------------------

EXHIBIT OF GROSS LOSS RESERVE CUMULATIVE DEVELOPMENT
                (000 omitted)

                                          1987      1988      1989       1990       1991       1992       1993       1994       1995
                                          ----      ----      ----       ----       ----       ----       ----       ----       ----
Gross reserves for unpaid losses
   and loss adjustment expenses          $ 647   $ 3,183  $  7,228  $  12,518  $  37,323  $  33,179  $  33,502  $  32,967  $  32,456
                                         ===========================================================================================


Cumulative Paid Losses
     One year later ...................  $  42   $    32  $    578  $     876  $   4,811  $   3,755  $   3,322  $   3,685  $     -
     Two years later ..................     62        35       549      2,818      8,294      7,225      5,525
     Three years later ................     42       115       851      4,416     11,155      9,136
     Four years later .................     97       137     1,355      5,109     12,693
     Five years later .................     42       154     1,409      5,744
     Six years later ..................     42       158     1,553
     Seven years later ................     42       169
     Eight years later ................     53


Gross Reserves reestimated
     One year later ...................  $ 660   $ 3,438  $  6,433  $  10,853  $  33,196  $  31,802  $  29,610  $  26,263  $     -
     Two years later ..................    660     2,575     4,908     10,500     31,108     29,698     23,260
     Three years later ................    122       773     5,500     10,500     29,135     24,327
     Four years later .................    393     1,100     5,000     11,000     23,699
     Five years later .................    200     1,050     5,036      8,870
     Six years later ..................    150     1,059     4,356
     Seven years later ................    142     1,171
     Eight years later ................    245

Redundancy (deficiency)
 of reported gross loss reserves
 less reserves estimated                 $ 402   $ 2,012  $  2,872  $   3,648  $  13,624  $   8,852  $  10,242  $   6,704  $     -
                                         ==========================================================================================

                                   EXHIBIT B

                              LIST OF SUBSIDIARIES



Company Name:  Financial Institutions Insurance Group, Ltd.
Tax ID#:  36-3468795
State of Incorporation: DE

Parent of

Company Name:  First Re Management Company, Inc.
Tax ID#:  36-3800158
State of Incorporation:  IL

Company Name:  Oakley Underwriting Agency, Inc.
Tax ID#:  36-3876758
State of Incorporation:  IL

Company Name:  F/I Insurance Agency, Inc.
Tax ID#:  36-3714022
State of Incorporation:  IL

Company Name:  JBR Holdings, Inc.
Tax ID#: 13-3385142
State of Incorporation: DE

Parent of

Company Name:  The First Reinsurance Company of Hartford
Tax ID#: 42-6052413
State of Incorporation:  CT

                                   EXHIBIT C

                      AMENDMENT TO ARTICLE III, SECTION 8



                                    BY-LAWS
                                       OF
                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.

                                   ARTICLE I

                                    Offices

     Section 1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.

     Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                            Meetings of Stockholders

     Section 1. Annual meetings of stockholders for the election of directors and for such other business as may be stated in the notice of the meeting shall be held at such place, either within or without the State of Delaware, and at such time and date as the board of directors, by resolution, shall determine and as set forth in the notice of the meeting. In the event the board of directors fails to so determine the time, date and place of meeting, the annual meeting of stockholders shall be held at the offices of the corporation in Wilmington, Delaware on the second Thursday in May of each year at 10:00 A.M.

     If the date of the annual meeting shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day. At each annual meeting, the stockholders entitled to vote shall elect by a majority of the shares of stock having voting power present in person or represented by proxy directors of the first, second or third class, as the case may be, and the stockholders may transact such other corporate business as shall be stated in the notice of the meeting.

     Section 2. Meetings of stockholders for any purpose other than the election of directors may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting.

     Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting at his address as it appears on the records of the corporation, not less than ten nor more than sixty days before the date of the meeting.

     Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

     Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president or secretary or by resolution of the directors, but shall not be called at the request of the stockholders.

     Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

     Section 7. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute, by the certificate of incorporation, or by these by-laws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     Section 8. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation of these by-laws, a different vote is required in which case such express provision shall govern and control the decision of such question.

     Section 9. Unless otherwise provided in the certificate of incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

     Section 10. Except as otherwise provided by the certificate of incorporation, whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, by any provision of the General Corporation Law of the State of Delaware, or of the certificate of incorporation or of these by-laws, the meeting and vote of stockholders may be dispensed with if all of the stockholders who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken.

                                  ARTICLE III

                                   Directors

     Section 1. The number of directors shall be twelve (12). The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 3 of this Article, and each director elected shall hold office until his successor is elected and qualified or until his earlier resignation or removal. Directors need not be stockholders.

     Section 2. Any director, member of a committee or other officer may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the president or secretary. The acceptance of a resignation shall not be necessary to make it effective.

     Section 3. If the office of any director, member of a committee or other officer becomes vacant, the remaining directors in office, though less than a quorum, by a majority vote may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.

     Section 4. Any director or directors may be removed for cause at any time by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to vote, at a special meeting of the stockholders called for that purpose and the vacancies thus created may be filled, at the meeting held for the purpose of removal, by a majority of the shares of stock having voting power present in person or represented by proxy.

     Section 5. The number of directors may be increased by amendment of these by-laws by the affirmative vote of a majority of the directors, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be made in the manner provided by statute.

                            Nomination of Directors

     Section 6. Nominations for election to the board of directors may be made by the board of directors or by any stockholder of the corporation entitled to vote for the election of directors.

     Section 7. It shall be the duty of the board of directors to nominate directors by or on behalf of the existing management. Such nominations shall be made at a meeting of the board of directors prior to submission of preliminary proxy material on behalf of the existing management for the annual or special meeting at which the election is to take place.

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

     Section 9. In the event that the board of directors has not acted as provided in Section 7 of this Article, or in the event of the death or refusal to serve of a nominee named pursuant to Section 7 of this Article, nominations may be made from the floor.

     Section 10. Nominations not made as herein provided may, in his discretion, be disregarded by the chairman of the meeting and, upon his instructions, the tellers of election may disregard all votes cast for any person not nominated as herein provided.


                       Meetings of the Board of Directors

     Section 11. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

     Section 12. The first meeting of each newly elected board of directors may be held immediately following the adjournment of the annual meeting of the stockholders at the same place as such annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held at such time and place, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

     Section 13. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

     Section 14. Special meetings of the board may be called by the president on at least two days' notice to each director, either personally or by mail or by telegram. Special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two or more directors stating the purpose or purposes for which such meeting is requested. A meeting of the board of directors or any committee thereof by conference telephone or similar communication equipment by means of which all of the members of the board or committee participating may hear one another shall not require notice if a quorum of the board or committee are participating.

     Section 15. At all meetings of the board a majority of the then duly elected directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation or by these by-laws. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 16. Any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

     Section 17. The board of directors shall exercise all of the powers of the corporation except such as are by statute or by the certificate of incorporation of the corporation or by these by-laws conferred upon or reserved to the stockholders.

                            Committees of Directors

     Section 18. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution or in the by-laws of the corporation, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it.

     Section 19. Each committee shall keep regular minutes of its meetings and shall file such minutes and all written consents executed by its members with the secretary of the corporation.

                           Compensation of Directors

     Section 20. Directors shall not receive a stated salary for their services as directors or as members of committees, but by resolution of the board, a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV

                                    Notices

     Section 1. Whenever, under the provisions of statute or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as its appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to have been given on the day of such mailing. Notice to directors may also be given by telegram.

     Section 2. Whenever any notice is required to be given under the provisions of statute or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to the notice.

                                   ARTICLE V

                                    Officers

     Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a secretary and a treasurer. The board of directors may also choose a chairman of the board of directors, a vice chairman, a chief executive officer, a chief financial officer and one or more vice-presidents, assistant vice-presidents, assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide. The chairman and vice chairman of the board of directors shall be chosen from the members of the board of directors. None of the officers of the corporation need be directors.

     Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a secretary, a treasurer and such other officers as the board of directors shall deem desirable.

     Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be provided for in these by-laws determined from time to time by the board.

     Section 4. The salaries of all officers of the corporation shall be fixed by the board of directors.

     Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify or until their earlier resignation or removal. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                           The Chairman of the Board

     Section 6. The chairman of the board of directors and in his absence the vice chairman, if either be elected, shall preside at all meetings of the board of directors and he shall have and perform such other duties as from time to time may be assigned to him by the board of directors.

                                 The President

     Section 7. The president shall have the general powers and duties of supervision and management usually vested in the office of president of a corporation. He shall preside at all meetings of the stockholders if present thereat, and in the absence or non-election of the chairman and vice chairman of the board of directors, at all meetings of the board of directors, and shall have general supervision, direction and control of the business of the corporation. Except as the board of directors shall authorize the execution thereof in some other manner, he shall execute bonds, mortgages and other contracts in behalf of the corporation, and shall cause the seal to be affixed to any instrument requiring it and when so affixed the seal shall be attested by the signature of the secretary or the treasurer or an assistant secretary or an assistant treasurer.

                          The Chief Executive Officer

     Section 8. The chief executive officer shall under the general direction and supervision of the board of directors have general and active supervision over the formulation and implementation of corporation policy and over the business and affairs of the corporation and shall perform such other duties as may from time to time be prescribed by the board of directors or these by-laws.

                          The Chief Financial Officer

     Section 9. The chief financial officer shall assist the president and chief executive officer in the administration of the corporation's business and shall perform such other duties as may from time to time be prescribed by the board of directors or these by-laws.

                              The Vice Presidents

     Section 10. Each vice-president shall have such powers and shall perform such duties as shall be assigned to him by the directors.

                                 The Treasurer

     Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all moneys and other valuables in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

     The treasurer shall disburse the funds of the corporation as may be ordered by the board of directors, or the president, taking proper vouchers for such disbursements. He shall render to the president and the board of directors at the regular meetings of the board of directors, or whenever they may request it, an account of all his transactions as treasurer and of the financial condition of the corporation. If required by the board of directors, he shall give the corporation a bond for the faithful discharge of his duties in such amount and with such surety as the board shall prescribe.

                                 The Secretary

     Section 12. The secretary shall give, or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by law or by these by-laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the president or by the directors upon whose request the meeting is called as provided in these by-laws. He shall record all the proceedings of the meetings of the corporation and of the directors in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or the president. He shall have the custody of the seal of the corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the president, and attest the same.

               The Assistant Treasurers and Assistant Secretaries

     Section 13. Assistant treasurers and assistant secretaries, if any, shall be elected and shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the directors.


                                   ARTICLE VI

                             Certificates of Stock

     Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by (a) the chairman or vice chairman of the board of directors, the president or a vice-president, and (b) the treasurer or an assistant treasurer or the secretary or an assistant secretary of the corporation certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock provided that, except as otherwise provided in the Corporation Law of Delaware in lieu of the foregoing requirements there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock a statement that the corporation will furnish without charge to each stockholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

     Section 2. Where a certificate is countersigned (a) by a transfer agent other than the corporation or its employee, or (b) by a registrar other than the corporation or its employee, any other signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

     Section 3. Subject to the foregoing, certificates for stock of the corporation shall be in such form as the board of directors may from time to time prescribe.

                               Lost Certificates

     Section 4. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of the fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it or its transfer agent or registrar on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

                               Transfers of Stock

     Section 5. Upon surrender to the corporation of the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                               Fixing Record Date

     Section 6. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.



                            Registered Stockholders

     Section 7. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                  ARTICLE VII

                                Indemnification

     Section 1. It is mandatory that the corporation indemnify to the full extent provided in Article Tenth and Article Eleventh of the corporation's certificate of incorporation and under the Delaware Corporation Law any director, officer, employee or agent of the corporation or any person serving at the request of the corporation as a director, officer, employee or agent of another enterprise against expenses, judgments, fines and amounts paid in settlement.

                                  ARTICLE VIII

                               General Provisions

                                   Dividends

     Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation. In the event dividends are declared, stock transfer books will not be closed but a record date will be set by the corporation, upon which date the transfer agent will take a record of all stockholders entitled to the dividend without actually closing the transfer books.

     Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                Annual Statement

     Section 3. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

                                     Checks

     Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                  Fiscal Year

     Section 5. The fiscal year of the corporation shall commence on the first day of January and end on the last day of December unless and until the board of directors shall adopt a different fiscal year by resolution duly adopted.

                                      Seal

     Section 6. The corporate seal shall have inscribed thereon the name of the corporation and the words "CORPORATE SEAL, DELAWARE." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.




                                   ARTICLE IX

                                   Amendments

     Section 1. Except as otherwise may be provided by the certificate of incorporation, these by-laws may be altered, amended or repealed, or new by-laws may be made at any annual meeting of the stockholders or at any special meeting thereof if notice of the proposed alteration or repeal of the by-law or by-laws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the board of directors at any regular meeting of the board of directors or at any special meeting thereof if notice of the proposed alteration or repeal of the by-law or by-laws to be made be contained in the notice of such meeting.

                                   EXHIBIT D

                                LETTER AGREEMENT


                              February 17, 1996



Financial Institutions Insurance
     Group, Ltd.
300 Delaware Avenue
Suite 1704
Wilmington, Delaware  19801-1612

Attention:  Board of Directors

     Re: Financial Institutions Insurance Group, Ltd.

Gentlemen:

     We are pleased to submit to you this proposal by Castle Harlan Partners II, L.P. ("CHP II") and John A. Dore to acquire, through a new corporation to be organized and owned by them, Financial Institutions Insurance Group, Ltd. ("FIIG"), at a price of $16 per share of outstanding FIIG Common Stock (the "Per Share Purchase Price") after giving effect to the announced split and dividend. We would also pay, with respect to each outstanding option to purchase FIIG Common Stock, the excess of the Per Share Purchase Price over the exercise price of such option.

     This proposal is subject to negotiation and finalization of a definitive purchase agreement. CHP II is a $250 million private equity investment limited partnership. Castle Harlan, Inc., as investment manager for CHP II, has the discretion, without the need for additional approval, to direct CHP II's investments. Accordingly, the definitive purchase agreement would not be conditioned upon financing. Consummation of such acquisition would only be subject to receipt of any regulatory approvals and other customary conditions to closing for a transaction of this type. The definitive purchase agreement will contain such other terms as are customary for a transaction of this type and as the parties may agree.

     Following execution of the enclosed counterpart of this letter by FIIG, during the period ending 5:00 p.m. New York City time on March 4, 1996 (or such later date as may be 13 days following such execution) (the "Due Diligence Period"), FIIG agrees that it shall not, directly or indirectly, solicit any acquisition proposal, or cooperate with, furnish or cause to be furnished any information concerning the business, financial condition, properties or assets of FIIG to, or continue or enter into any discussion, negotiation, agreement or understanding concerning any acquisition proposal with, any person making any acquisition proposal. For a period of 32 days following the expiration of the Due Diligence Period, FIIG further agrees that it shall not, directly or indirectly, solicit any acquisition proposal, or cooperate with, furnish or cause to be furnished any information concerning the business, financial condition, properties or assets of FIIG to, or continue or enter into any discussion, negotiation, agreement or understanding concerning any acquisition proposal with, any person making any acquisition proposal, except that FIIG shall be permitted to consider and negotiate any unsolicited acquisition proposal, furnish information to and enter into an acquisition agreement with a third party if the Board of Directors of FIIG determines in good faith, based upon a written opinion of outside counsel, that its fiduciary duties require it to do so. The provisions of this paragraph shall expire at 5:00 p.m. New York City time on the date which is 45 days following the date of execution of the enclosed counterpart of this letter by FIIG, unless a definitive purchase agreement with CHP II or its affiliates is executed and delivered on or before that date, or such later date as the parties may agree. As used in this paragraph, "acquisition proposal" shall mean any proposal, offer or indication of interest for a merger or other business combination or joint venture involving FIIG or for the acquisition of a substantial portion of the assets or the stock of FIIG.

     As we have discussed, we are prepared to commence a confirmatory due diligence review of FIIG on February 21, 1996 to confirm that all public information concerning FIIG is correct in all material respects and that there are no material omissions in such information. CHP II is prepared to move expeditiously and begin immediately the process of negotiating a definitive purchase agreement, and you and we agree, subject to the fiduciary duties of the directors of FIIG referred to in the prior paragraph, to use our mutual best efforts to execute and consummate such agreement as promptly as possible. Upon the satisfactory conclusion of our due diligence review (which shall be completed within the Due Diligence Period), we will deliver written confirmation to FIIG that such review was satisfactory, and this proposal, the definitive agreement and the Per Share Purchase Price shall thereafter not be subject to any due diligence contingencies.

     In the event that FIIG enters into an agreement involving a merger or other business combination or joint venture involving FIIG or for the acquisition of a substantial portion of the assets or the stock of FIIG with a third party (other than with CHP II or its affiliates), within one year of the date hereof, FIIG shall be obligated, upon such execution, (i) to reimburse us for our out-of-pocket fees and expenses in connection with the transactions contemplated hereby in an amount not to exceed $100,000, a written itemization of which shall be delivered to FIIG; and (ii) to pay to CHP II a cash fee of $3,500,000. Upon payment of any such amount, FIIG shall have no further liability or obligation whatsoever to CHP II. The provisions of this paragraph shall be of no force and effect and no payment shall be made to CHP II if: (i) at any time CHP II lowers the Per Share Purchase Price below $16.00; (ii) a transaction with CHP II is not consummated due to the failure by CHP II to satisfy the terms and conditions of this agreement or the definitive agreement;
(iii) CHP II for any reason (other than due to the failure by FIIG to satisfy the terms and conditions of this agreement or the definitive agreement) determines not to pursue the transaction with FIIG; (iv) any regulatory approval required for such transaction is not obtained; or (v) the written confirmation of satisfactory completion of due diligence is not received by 5:00 p.m. New York City time on the last day of the Due Diligence Period.

     If the foregoing is acceptable to you, please sign the attached enclosed counterpart of this letter in the space provided and return the counterpart to CHP II no later than 5:00 p.m. New York City time, February 20, 1996.

                                  Very truly yours,

                                  Castle Harlan Partners II, L.P.
                                  By:  Castle Harlan, Inc., as
                                       Investment Manager


                              By:  /s/ Jeffrey M. Siegal
                                 ------------------------------------
                                 Jeffrey M. Siegal, Managing Director


                                 /s/  John A. Dore
                              --------------------
                              John A. Dore


ACCEPTED AS OF
February __, 1996:

FINANCIAL INSTITUTIONS INSURANCE
     GROUP, LTD.


By:   /s/ R. Keith Long                           2/19/96
     -------------------------------------------
     Title: