Form 10-Q
period 1996-03-31
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1996-05-10
CIK 805647

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

      /X/   Quarterly report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly period ended March 31,  1996

     / /   Transition report pursuant to section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission file number 0-15404


                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            -------------------------------------------------------
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


                     YES  /X/    NO  / /

      Number of shares of common stock outstanding:






                                               NUMBER OUTSTANDING
     CLASS                                   AS OF MARCH 31,  1996
     ------                                  ---------------------
$1.00 par value common                               3,210,584

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              AS OF            AS OF
                                                                                            MARCH 31,      DECEMBER 31,
                                                                                              1996             1995
                                                                                          ------------     ------------
ASSETS                                                                                   (unaudited)
    INVESTMENTS
    Fixed maturities held for sale at market............................................  $ 50,366,461     $ 58,834,592
    Non-redeemable preferred equities at market.........................................     3,868,225        6,091,931
    Common stocks at market.............................................................     2,386,702        4,148,237
    Short-term investments..............................................................    24,644,880        6,110,072
                                                                                          ------------     ------------
        Total investments...............................................................    81,266,268       75,184,832

    OTHER ASSETS

    Cash and equivalents................................................................     2,431,605        3,782,536
    Restricted cash.....................................................................            --        2,601,312
    Premiums receivable.................................................................     1,747,742        3,101,867
    Reinsurance recoverable on paid losses..............................................       310,255          347,620
    Reinsurance recoverable on unpaid losses............................................     3,199,588        4,181,349
    Accrued investment income...........................................................       716,519          757,395
    Deferred federal income taxes.......................................................     2,134,627        1,082,569
    Other assets........................................................................     2,654,460        3,160,793
                                                                                          ------------     ------------
        Total other assets..............................................................    13,194,796       19,015,441
                                                                                          ------------     ------------
        Total assets....................................................................  $ 94,461,064     $ 94,200,273
                                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES

    Reserves for unpaid losses and loss adjustment expenses.............................  $ 32,280,982     $ 32,455,874
    Unearned premium reserves...........................................................     8,172,167        8,146,302
    Accrued liabilities.................................................................     5,910,341        3,874,970
    Funds withheld from reinsurers......................................................            --        2,601,312
    Excess of acquired net assets over cost.............................................     1,046,561        1,158,693
                                                                                          ------------     ------------
        Total liabilities...............................................................    47,410,051       48,237,151

    STOCKHOLDERS' EQUITY
    Preferred stock, $1,000 par value. 75,000 shares authorized; no shares issued
      and outstanding...................................................................  $         --     $         --
    Common stock, $1 par value, 6,000,000 shares authorized; 3,901,204 shares issued....     3,901,204        3,901,211
    Additional paid-in capital..........................................................    43,125,115       43,201,779
    Treasury stock, at cost (1996 - 690,620; shares; 1995 - 707,300 shares).............    (6,325,388)      (6,471,628)
    Unrealized investment gains net of taxes............................................       509,309        1,542,730
    Retained earnings...................................................................     5,840,773        3,789,030
                                                                                          ------------     ------------
        Total stockholders' equity......................................................    47,051,013       45,963,122
                                                                                          ------------     ------------
        Total liabilities and stockholders' equity......................................  $ 94,461,064     $ 94,200,273
                                                                                          ============     ============


See the accompanying notes to the condensed consolidated financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                            THREE MONTHS                    THREE MONTHS
                                                                               ENDED                            ENDED
                                                                            MARCH 31, 1996                  MARCH 31, 1995
                                                                            --------------                  --------------
                                                                             (UNAUDITED)                      (UNAUDITED)

REVENUE
        Premiums earned ..........................................              3,610,824                       2,305,776
        Net investment income.....................................                939,676                       1,170,565
        Net realized gains on investments.........................              2,119,748                          83,962
        Other income..............................................                136,336                         175,142
                                                                               ----------                       ---------
                Total revenue.....................................              6,806,584                       3,735,445

LOSSES AND EXPENSES
        Losses and loss adjustment expenses.......................              1,946,108                         822,186
        Commissions expenses......................................                720,692                         588,228
        Other operating and management expenses...................                936,588                         850,955
                                                                               ----------                       ---------
                Total losses and expenses                                       3,603,388                       2,261,369
                                                                               ----------                       ---------
Income before income taxes........................................              3,203,196                       1,474,076
Provision for income taxes........................................                910,658                         304,656
                                                                               ----------                       ---------
Net income........................................................              2,292,538                       1,169,420
                                                                               ==========                       =========
Net income per common share.......................................                   0.68                            0.36
                                                                               ==========                       =========
Weighted average number of shares outstanding
for the entire period.............................................              3,371,480                       3,258,068
                                                                               ----------                       ---------

 See the accompanying notes to the condensed consolidated financial statement

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS         THREE MONTHS
                                                                         ENDED                ENDED
                                                                       MARCH 31,            MARCH 31,
                                                                         1995                 1995
                                                                   ----------------     ----------------
                                                                     (UNAUDITED)          (UNAUDITED)
CASH PROVIDED BY OPERATING ACTIVITIES...........................       $ 1,744,062       $   3,243,561

INVESTING ACTIVITIES
    Net purchases of short term investments.....................          (108,648)           (500,158)
    Purchases of fixed maturities...............................        (4,814,230)        (10,150,663)
    Dispositions of fixed maturities............................         2,926,157          14,821,942
    Net (purchases) dispositions of preferred equities..........           459,484            (954,293)
    Net purchases of common stock...............................          (991,312)         (2,255,075)
                                                                       ------------      -------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                        (2,528,549)            961,753

FINANCING ACTIVITIES
    Stock options exercised.....................................            25,250                   -
    Payments of cash dividends..................................          (164,003)           (140,927)
                                                                       ------------      -------------
NET CASH USED BY FINANCING ACTIVITIES                                     (138,753)           (140,927)
                                                                       ------------      -------------
INCREASE (DECREASE) IN CASH.....................................       $  (923,240)      $   4,064,387
                                                                       ============      =============

See the accompanying notes to the condensed consolidated financial statements

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31,  1996
                                  (unaudited)

A.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. It is suggested that these financial statements be read in conjunction with the consolidated financial statements at, and for the year ended, December 31, 1995 and notes thereto, included in the Registrant's annual report on form 10K as of that date. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

B.   DIVIDENDS PAID

     The Registrant has paid the following cash and common share dividends in 1996 to outstanding stockholders of record:


             Payment            Stockholder       Dividend Paid
             Date               Record Date       Per Common Share
             -----------------  ----------------  ----------------
             February 22, 1996  January 25, 1996  20% Common Stock
             February 22, 1996  January 25, 1996  $0.075


     In addition, the Registrant has declared the following cash dividends in 1996 to outstanding stockholders of record:



                Payment       Stockholder      Dividend Paid
                Date          Record Date      Per Common Share
                ------------  ---------------  ----------------
                May 23, 1996  April 18,  1996  $0.075

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

LIQUIDITY AND  CAPITAL RESOURCES

                                GENERAL BUSINESS

Financial Institutions Insurance Group, Ltd. (the "Registrant") is an insurance holding company which, through its subsidiaries, underwrites insurance and reinsurance. The principal lines of business include professional liability, directors' and officers' liability and other lines of property and casualty insurance.

The Registrant conducts its business by operating an insurance company and managing insurance assumptions through two underwriting agencies.

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


                                   LIQUIDITY

General convention in the insurance industry has established an informal guideline ratio of premiums written to capital that is deemed appropriate. Typically, this ratio provides that premiums be no greater than three times the capital and surplus for an insurance company. The Registrant has maintained a ratio of less than $ .40 of premium written for each $1.00 of its capital and
surplus since its inception.   Additionally, the Registrant must file certain
reports with various regulatory agencies. These reports measure the liquidity, capital resources and profitability of the Registrant to insurance industry
standards.   Based on these reports, for the years 1994 and 1995, and the first three months of 1996, the liquidity and capital resources of the Registrant exceed the insurance industry standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Registrant's fixed investment portfolio has historically been structured such that its average maturity does not exceed three years. In the first three months of 1996, the average duration of the fixed portfolio was reduced to approximately two years. This action was taken to protect the market value of the fixed portfolio from the potential effect of rising interest rates. The Registrant also reduced its market risk exposure to common stock and convertible securities during this period. The Registrant believes that the current investment market risk justifies a defensive posture. Following this policy, the Registrant realized $2,119,748 of capital gains from the held for sale portfolio in the first three months of 1996 by selling longer term fixed securities and equity investments and reinvesting the proceeds into short-term investments.

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

On December 31, 1993, the Registrant adopted SFAS 115 and classified all of its fixed maturity investments as held for sale and carries them at market value, because the Registrant will likely sell such investments prior to maturity. Non-redeemable preferred equity securities and common stocks are also carried at market value. Short-term investments are carried at the lower of amortized cost or market value.

Management does not plan to liquidate investments to fund operations or pursue financing activities but will continue to manage the portfolio seeking the maximum total return while keeping the duration and credit profile at approximately the current levels.

The Registrant and its investment advisors believe that, given the current uncertainties in the fixed income market, it was appropriate to realize these gains. This activity increased the liquidity and quality of the portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table outlines the respective reserve components and their balances as of March 31, 1995 and at quarterly intervals through the period to March 31, 1996.


DIRECT AND ASSUMED
                                    RESERVES ON
                                      REPORTED                  IBNR
    DATE       RESERVES        %       CLAIMS          %      RESERVES     %
  3/31/95     $33,048,655  100%         $13,551,763   41%    $19,496,892  59%
  6/30/95     $33,794,332  100%         $13,106,992   39%    $20,687,340  61%
  9/30/95     $34,546,320  100%         $12,486,310   36%    $22,060,010  64%
  12/31/95    $32,455,874  100%         $11,688,406   36%    $20,767,468  64%
  3/31/96     $32,280,982  100%         $13,201,167   41%    $19,079,815  59%
CEDED
                                    RESERVES ON
                                      REPORTED                  IBNR
    DATE       RESERVES     %          CLAIMS          %      RESERVES     %
  3/31/95      $6,228,220  100%          $4,282,499   69%     $1,945,721  31%
  6/30/95      $6,712,578  100%          $5,503,357   82%     $1,209,221  18%
  9/30/95      $6,598,823  100%          $5,058,984   77%     $1,539,839  23%
  12/31/95     $4,181,349  100%          $2,199,000   53%     $1,982,349  47%
  3/31/96      $3,199,588  100%          $2,510,388   78%     $  689,200  22%
NET RESERVES
                                    RESERVES ON
                                      REPORTED                  IBNR
    DATE       RESERVES     %          CLAIMS          %      RESERVES     %
  3/31/95     $26,820,435  100%         $ 9,269,264   35%    $17,551,171  65%
  6/30/95     $27,081,754  100%         $ 7,603,635   28%    $19,478,119  72%
  9/30/95     $27,947,497  100%         $ 7,427,326   27%    $20,520,171  73%
  12/31/95    $28,274,525  100%         $ 9,489,406   34%    $18,785,119  66%
  3/31/96     $29,081,394  100%         $10,690,779   37%    $18,390,615  63%

The Registrant regularly monitors the relative proportions of its gross reserves to ensure that they are adequate. In the event such reserves are deemed to be either excessive or insufficient, adjustments are made at the time of such determination.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


For income tax purposes, the liability for unpaid losses and loss adjustment expenses is discounted to values less than those reported for accounting purposes. The effect of the discounting is to increase the amount of taxable income and current income tax liability. The tax based adjustments are more fully explained in Notes A and D to the consolidated financial statements of the Registrant in the Registrant's Form 10-K for the year ended December 31, 1995.

Management considers the Registrant's current capitalization, investments and net reserves to be adequate to meet the Registrant's operating needs and to support the level of insurance and reinsurance premiums currently being written.

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

The Registrant's cash flow in the first three months of 1996 reflects a decrease in net cash of $1,350,931. The net cash outflow is comprised of $2,591,346 related to cash used for purchasing of investments, cash inflow of $1,411,428 related to operations and a cash outflow of $171,013 related to the payments of dividends less stock options being exercised. The prior year 1995 reflects a net cash decrease of $923,240 comprised of the purchases of investments of $2,528,549, cash provided by operations of $1,744,062 and cash used to pay dividends less cash received on stock options in the amount of $138,753. The decrease in cash provided by operations is primarily due to the increase in loss adjustment expenses and operating expenses.

As of April 1, 1995, First Re increased its net participation in the lower layer of the Oakley treaties and eliminated its participations in the two upper layers. The net exposure per risk increased by less than 1% (from $495,000 to $500,000) but was concentrated in the first layer of coverage rather than spread among the policy limits of up to $5,000,000. The net premium writings increased from approximately 44% of the gross premiums, to approximately 70% of the gross premiums. This change in participation created a proportional increase in the commission expenses and incurred losses on the program.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS

Earnings per share in the three months ended March 31, 1996 and 1995 amounted to $.68 and $0.36 respectively. This represents an increase of 89% from the comparable period of 1995. Earnings per share are calculated on a diluted basis.

Net income for the three months ended March 31, 1996 is 96% higher than for the same period in 1995 ($2,292,538 vs. $1,169,420).

Premiums earned and realized capital gains caused the total revenue to increase by $3,071,139 or 82% for the three months. Incurred losses and commission expenses increased proportionally to the premium increase, but favorable development in losses in the financial institution reinsurance programs continued to contribute significantly to the Registrant's net income.

PREMIUMS EARNED

The three month premiums earned increased 57% ($3,610,824 vs. $2,305,776) over 1995. This increase is primarily due to earned premiums from business produced by the Registrant's Oakley subsidiary and is largely related to an increase in retention of gross premium written from approximately 44% to 70% of the gross premium, which occurred in the second quarter of 1995.

Gross premiums written increased approximately 7% for the first three months of 1996 when compared to 1995.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income in the three months ended March 31, 1996 decreased approximately 20% ($939,676 vs. $1,170,565). This was due to a greater proportion of the portfolio being invested into shorter duration securities yielding lower interest rates.

Net realized gains on investments in the three months ended March 31 increased approximately 2,425%, ($2,119,748 vs. $83,962). The gains earned in 1996 represented repositioning of the total portfolio. The Registrant secured these gains due to the uncertainties in the investment market and the potential negative effect that investment losses could have on the impending acquisition of the Registrant.

Future realized gains will be dependent on portfolio positions and market conditions. Consistent with its investment guidelines adjusted as discussed above, the Registrant will continue to invest for the highest total return possible while maintaining its portfolio's current liquidity and credit characteristics.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LOSSES AND LOSS ADJUSTMENT EXPENSES

Incurred losses and loss adjustment expenses were $1,946,108, a 137% increase over the three month period ended March 31, 1995. The increase in premium earnings caused a increase in losses incurred. The three months ended March 31, 1996 reflected a loss ratio of 54% as compared to 36% in 1995. Favorable liability re-estimations of loss reserves on First Re's reinsurance assumed contracts issued prior to 1993 provided approximately $800,000 of reduction in incurred losses for the period.

COMMISSIONS EXPENSES

The three months ended March 31, 1996 had a commissions expense increase of approximately 23% ($720,692 vs. $588,228) from the same period in 1995. The 1996 increase in commission expenses is proportional to the increased premiums earned. The effective commission rate on premiums earned in 1996 decreased from 26% to 20% from the comparable period in 1995. The lower acquisition cost relates to the change in retention levels on the Oakley business at the April 1, 1995 treaty renewal date and the lower acquisition costs associated with writing more business directly in First Re.

OTHER OPERATING AND MANAGEMENT EXPENSES

Other operating and management expenses increased 10% for the three months ending March 31, 1996 ($936,588 vs. $850,955) when compared to the same periods of 1995. The increase relates to expenses incurred with the higher levels of premium production and professional fees incurred in resolving various acquisition issues.

The Registrant continues to identify and initiate expense saving strategies as it becomes more efficient in operating its Oakley subsidiary and managing its run-off liabilities.

PROVISION FOR INCOME TAXES

The three months ended March 31, 1996 reflected a 28% effective tax rate as compared to a 21% tax rate for the 1995 period. This increase is due to a higher proportion of fully taxed realized capital gains in the total revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)


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

RECENT DEVELOPMENTS

On April 12, 1996, the Registrant executed a Merger agreement with FIIG Holdings Corp., A wholly-owned subsidiary of Castle Harlan Partners II, L.P. ("Buyer"), and FIIG Merger Corp., a wholly-owned subsidiary of Buyer ("Buyer Sub"), pursuant to which Buyer Sub will merge with and into the Registrant and each outstanding share of common stock of the Registrant will be converted into the right to receive $16.00 in cash (the "Merger"). Pursuant to a letter agreement dated January 4, 1996 between John A. Dore, President and Chief Executive Officer of the Registrant, and Castle Harlan, Inc., John Dore also will be a stockholder and Chief Executive Officer of the Buyer.

The Merger is subject to certain conditions, including the approval and adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Registrant, the obtaining of all necessary regulatory approvals, and other customary closing conditions. The Merger is not conditioned upon receipt of financing.

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
                                    PART II
                               OTHER INFORMATION



ITEMS 1-3   Have been omitted as they are either not applicable or result in a negative answer.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            (a)  Not applicable.

ITEM 5      OTHER MATTERS
            (a)  None

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)  None

            (b)  Reports on Form 8-K for the quarter ended 3/31/96:

                 (I) Current Report on Form 8-K dated January 5, 1996 reporting the receipt of a joint proposal from John A. Dore, President and Chief Executive Officer of the Registrant and Castle Harlan Partners II, L.P. ("CHP II") to acquire the Registrant for a cash price of $15.00 per share.

                 (ii) Current Report on Form 8-K dated February 19, 1996 reporting the Registrants execution of a letter agreement with John A. Dore and CHP II pursuant to which Mr. Dore and CHP II jointly proposed to acquire the Registrant for a cash price of $16.00 per share.

                (iii) Current Report on Form 8-K dated April 12, 1996 reporting the execution by the Registrant of a Merger Agreement with FIIG Holding Corp. ("Buyer"), a wholly-owned subsidiary of CHP II, and FIIG Merger Corp., a wholly-owned subsidiary of Buyer pursuant to which Buyer Sub would merge into the Registrant and each outstanding share of common stock of the Registrant would be converted into the right to receive $16.00 in cash.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
(Registrant)


May 10, 1996
                                John A. Dore
                                -------------------------------------
                                John A. Dore
                                (President and Chief Executive Officer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)

May 10, 1996

                                Lonnie L. Steffen
                                --------------------------------------
                                Lonnie L. Steffen
                                (Chief Financial Officer , Executive Vice
                                President, Treasurer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)