Form 10-Q
period 1996-06-30
FINANCIAL INSTITUTIONS INSURANCE GROUP LTD
filed 1996-08-14
CIK 805647

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - Q

         [ X ] Quarterly report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 1996

         [  ] Transition report pursuant to section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission file number 0-15404


                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            ------------------------------------------------------
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





                                                     NUMBER OUTSTANDING
   CLASS                                             AS OF JUNE 30, 1996
                                                     -------------------
$1.00 par value common                                    3,210,584

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        As of        As of
                                                                                      June 30,   December 31,
                                                                                        1996         1995
                                                                                     ----------   ----------
                                                                                     (unaudited)
ASSETS

     INVESTMENTS
     Fixed maturities held for sale at market                                       $40,074,136  $58,834,592
     Non-redeemable preferred stocks                                                  2,796,612    6,091,931
     Common Stocks                                                                      115,859    4,148,237
     Short term securities                                                           35,445,115    6,110,072
                                                                                     ----------   ----------
         Total investments                                                           78,431,722   75,184,832

     OTHER ASSETS

      Cash and equivalents                                                            4,777,428    3,782,536
      Restricted cash                                                                       ---    2,601,312
      Premiums receivable                                                             2,143,947    3,101,867
      Reinsurance recoverable on paid losses                                            327,483      347,620
      Reinsurance recoverable on unpaid losses                                        3,853,059    4,181,349
      Accrued investment income                                                         666,442      757,395
      Deferred federal income taxes                                                   2,295,644    1,082,569
      Other assets                                                                    3,239,264    3,160,793
                                                                                     ----------   ----------
         Total other assets                                                          17,303,267   19,015,441
                                                                                     ----------   ----------

         Total assets                                                               $95,734,989  $94,200,273
                                                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES
      Reserves for unpaid losses and loss adjustment expenses                       $34,424,531  $32,455,874
      Unearned premium reserves                                                       8,293,983    8,146,302
      Accrued liabilities                                                             4,602,810    3,874,970
      Funds withheld from reinsurers                                                        ---    2,601,312
      Excess of acquired net assets over cost                                           934,433    1,158,693
                                                                                     ----------   ----------
         Total liabilities                                                           48,255,757   48,237,151

     STOCKHOLDERS' EQUITY
      Preferred stock, $1,000 par value. 75,000 shares authorized; no shares issued
       and outstanding                                                              $       ---  $       ---
      Common stock, $1 par value. 6,000,000 shares authorized; 3,901,204 shares
       issued                                                                         3,901,204    3,901,211
      Additional paid-in capital                                                     43,125,108   43,201,779
      Treasury stock, at cost (1996 - 690,620; shares; 1995 - 707,300 shares)        (6,325,388)  (6,471,628)
      Unrealized investment gains net of taxes                                           47,668    1,542,730
      Retained earnings                                                               6,730,640    3,789,030
                                                                                     ----------   ----------
         Total stockholders' equity                                                  47,479,232   45,963,122
                                                                                     ----------   ----------
         Total liabilities and stockholders' equity                                 $95,734,989  $94,200,273
                                                                                     ==========   ==========


See the accompanying notes to the condensed consolidated financial statements.

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                         Six Months      Six Months    Three Months   Three Months
                                            Ended          Ended          Ended          Ended
                                        June 30, 1996  June 30, 1995  June 30, 1996  June 30, 1995
                                        -------------  -------------  -------------  -------------
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUE
  Premiums earned                         $ 7,658,814    $ 5,211,981   $  4,047,990   $  2,906,205
  Net investment income                     2,003,454      2,135,751      1,063,778        965,186
  Net realized gains on investments         2,321,019        359,854        201,271        275,892
  Other income                                224,263        332,555         87,927        157,413
                                          ------------    -----------    -----------    ----------
    Total revenue                          12,207,550      8,040,141      5,400,966      4,304,696

LOSSES AND EXPENSES
  Losses and loss adjustment expenses       3,766,226      2,296,207      1,820,118      1,474,021
  Commissions expenses                      1,874,564      1,308,746      1,153,872        720,518
  Other operating and management expenses   1,791,407      1,874,937        854,819      1,023,982
                                          ------------    -----------    -----------    ----------
    Total losses and expenses               7,432,197      5,479,890      3,828,809      3,218,521
                                          ------------    -----------    -----------    ----------
  Income before income taxes                4,775,353      2,560,251      1,572,157      1,086,175
  Provision for expenses                    1,352,152        531,190        441,494        226,534
                                          ------------    -----------    -----------    ----------
  Net income                              $ 3,423,201    $ 2,029,061    $ 1,130,663   $    859,641
                                           ===========    ===========    ===========    ===========
  Net income per common share             $      1.01    $      0.61    $      0.33   $       0.27
                                           ===========    ===========    ===========    ===========
   Weighted average number of shares
    outstanding for the entire period       3,376,451      3,325,503      3,378,791      3,150,876
                                           ===========    ===========    ===========    ===========

    See the accompanying notes to the condensed consolidated financial statement

FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS    SIX MONTHS
                                                           ENDED         ENDED
                                                       JUNE 30,1996   JUNE 30,1995
                                                         (UNAUDITED)   (UNAUDITED)
CASH PROVIDED BY OPERATING ACTIVITIES                     $  4,646,613  $  1,123,834
INVESTING ACTIVITIES
  Net (purchases) dispositions of short term investments   (29,250,890)      996,703
  Purchases of fixed maturities                            (13,418,317)  (13,922,871)
  Dispositions of fixed maturities                          30,692,669    11,101,663
  Net (purchases) dispositions of preferred equities         6,082,497      (606,376)
  Net (purchases) dispositions of common stock               2,698,968    (1,177,388)
                                                           -----------   ------------
NET CASH USED BY INVESTING ACTIVITIES                       (3,195,073)   (3,608,269)

FINANCING ACTIVITIES
  Stock options exercised                                       25,250        70,500
  Payments of cash dividends                                  (481,898)     (329,791)
                                                           -----------   ------------
NET CASH USED BY FINANCING ACTIVITIES                         (456,648)     (259,291)
                                                           -----------   ------------
INCREASE (DECREASE) IN CASH                               $    994,892  $ (2,743,726)
                                                           ===========   ============

 See the accompanying notes to the condensed consolidated financial statements

                  FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (unaudited)

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

B. DIVIDENDS PAID

     The Registrant has paid the following cash and common share dividends in 1996 to outstanding stockholders of record:


     Payment            Stockholder                Dividend Paid
     Date               Record Date                Per Common Share
     --------------------------------------------------------------
     February 22, 1996  January 25, 1996           20% Common Stock
     February 22, 1996  January 25, 1996           $0.075
     May 23, 1996       April 18, 1996             $0.075

     The Registrant has declared the following cash dividends in 1996 to outstanding stockholders of record:


     Stockholder          Stockholder       Dividend Declared
     Payment Date         Record Date       Per Common Share
     --------------------------------------------------------
     September 19, 1996  August 23, 1996        $0.075

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


                                   LIQUIDITY

General convention in the insurance industry has established an informal guideline ratio of premiums written to capital that is deemed appropriate. Typically, this ratio provides that premiums be no greater than three times the capital and surplus for an insurance company. The Registrant has maintained a ratio of less than $ .40 of premium written for each $1.00 of its capital and
surplus since its inception.   Additionally, the Registrant must file certain
reports with various regulatory agencies. These reports measure the liquidity, capital resources and profitability of the Registrant to insurance industry
standards.   Based on these reports, for the years 1994 and 1995, and the first six months of 1996, the liquidity and capital resources of the Registrant exceed the insurance industry standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Registrant's fixed investment portfolio has historically been structured such that its average maturity does not exceed three years. In the first six months of 1996, the average duration of the fixed portfolio was reduced to approximately two years. This action was taken to protect the market value of the fixed portfolio from the potential effect of rising interest rates. The Registrant also reduced its market risk exposure to common stock and convertible securities during this period. The Registrant believes that the current investment market risk justifies a defensive posture. Following this policy, the Registrant realized $2,119,748 of capital gains from the held for sale portfolio in the first six months of 1996 by selling longer term fixed securities and equity investments and reinvesting the proceeds into short-term investments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table outlines the respective reserve components and their balances as of June 30, 1995 and at quarterly intervals through the period to June 30, 1996.




DIRECT AND ASSUMED

                                         RESERVES ON
                                          REPORTED              IBNR
    DATE       RESERVES        %           CLAIMS      %      RESERVES     %
  6/30/95     $33,794,332    100%       $13,106,992   39%    $20,687,340  61%
  9/30/95     $34,546,320    100%       $12,486,310   36%    $22,060,010  64%
  12/31/95    $32,455,874    100%       $11,688,406   36%    $20,767,468  64%
  3/31/96     $32,280,982    100%       $13,201,167   41%    $19,079,815  59%
  6/30/96     $34,424,531    100%       $ 9,241,942   27%    $25,182,589  73%

CEDED

                                         RESERVES ON
                                          REPORTED              IBNR
    DATE       RESERVES        %           CLAIMS      %      RESERVES     %
  6/30/95      $6,712,578    100%        $5,503,357   82%     $1,209,221  18%
  9/30/95      $6,598,823    100%        $5,058,984   77%     $1,539,839  23%
  12/31/95     $4,181,349    100%        $2,199,000   53%     $1,982,349  47%
  3/31/96      $3,199,588    100%        $2,510,388   78%     $  689,200  22%
  6/30/96      $3,853,059    100%        $1,248,926   32%     $2,604,133  68%

NET RESERVES

                                         RESERVES ON
                                          REPORTED              IBNR
    DATE       RESERVES        %           CLAIMS      %      RESERVES     %

  6/30/95     $27,081,754    100%       $ 7,603,635   28%    $19,478,119  72%
  9/30/95     $27,947,497    100%       $ 7,427,326   27%    $20,520,171  73%
  12/31/95    $28,274,525    100%       $ 9,489,406   34%    $18,785,119  66%
  3/31/96     $29,081,394    100%       $10,690,779   37%    $18,390,615  63%
  6/30/96     $30,571,472    100%       $ 7,993,016   26%    $22,578,456  74%

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

Payments of future cash dividends are reviewed and voted on at regularly scheduled Board of Directors' meetings of the Registrant and its subsidiaries. These decisions, are based upon the subsidiaries' performances, taking into account regulatory restrictions on payment of dividends by such subsidiaries.

The Registrant's cash flow in the first six months of 1996 reflects an increase in net cash of $994,892. The net cash inflow is comprised of $3,195,073 related to cash used for purchasing of investments, cash inflow of $4,646,613 related to operations and a cash outflow of $456,648 related to the payments of dividends less stock options being exercised. The prior year 1995 reflects a net cash decrease of $2,743,726 comprised of the purchases of investments of $3,608,269, cash provided by operations of $1,123,834 and cash used to pay dividends less cash received on stock options in the amount of $259,291. The decrease in cash provided by operations is primarily due to the increase in loss adjustment expenses and operating expenses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

RESULTS OF OPERATIONS

Earnings per share for the six months ended June 30, 1996 and 1995 amounted to $1.01 and $0.61 respectively, and for the three months ended June 30, 1996 amounted to $.33 and $0.27 respectively. This represents an increase of 66% from the comparable six month period of 1995 and an increase of 22% over the three month period of 1995. Earnings per share are calculated on a diluted basis.

Net income for the six months ended June 30, 1996 is 69% higher than for the same period in 1995 ($3,423,201 vs. $2,029,061). Net income for the three months ended June 30, 1996 is 32% higher than for the same period in 1995 ($1,130,663 vs. $859,641).

Increases in premiums earned and realized capital gains caused the total revenue to increase by $4,167,409 or 52% for the six months. The three month increase in premiums earned and realized capital gains was $1,096,270 or 25%. Incurred losses and commission expenses increased proportionally to the premium increase, but favorable development in losses in the financial institution reinsurance programs continued to contribute significantly to the Registrant's net income.

PREMIUMS EARNED

The six month premiums earned increased 47% ($7,658,814 vs. $5,211,981) over 1995. The three month increase is $1,141,785 or 39%. This increase is primarily due to earned premiums from business produced by the Registrant's Oakley subsidiary and is largely related to an increase in retention of gross premium written from approximately 44% to 70% of the gross premium, which occurred in the second quarter of 1995.

NET INVESTMENT INCOME AND REALIZED INVESTMENT GAINS

Net investment income in the six months ended June 30, 1996 decreased approximately 6% ($2,003,454 vs. $2,135,751).The net investment income for the three months ended June 30, 1996 increased 10% (1,063,778 vs. $965,186). This overall decrease was due to a greater proportion of the portfolio being invested into shorter duration securities yielding lower interest rates.

Net realized gains on investments in the six months ended June 30, 1996 increased approximately 545%, ($2,321,019 vs. $359,854). The three month net realized gains were 27% lower than 1995 ($201,271 vs. $275,892). The gains earned in 1996 represented repositioning of the total portfolio. The Registrant secured these gains due to the uncertainties in the investment market and the potential negative effect that investment losses could have on the impending acquisition of the Registrant.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CONT.)

LOSSES AND LOSS ADJUSTMENT EXPENSES

Incurred losses and loss adjustment expenses were $3,766,226, a 64% increase over the six month period ended June 30, 1995. The three month period reflects a 23% increase over 1995. The increase in premium earnings caused an
increase in losses incurred.   The six months ended June 30,  1996 reflected a
loss ratio of 49% as compared to 44% in 1995. Favorable liability re-estimations of loss reserves on First Re's reinsurance assumed contracts issued prior to 1993 provided approximately $1,946,000 of reduction in incurred losses for the period. The reductions reflect reevaluations of loss exposure for policy premiums earned in the years 1988 - 1994 based on updated information from ceding companies and the continued actuarial study of the Registrant and industry experience of claims settlement patterns.

The principal exposures of these policies were financial institution D&O and Bond claims that were involved in protracted litigation involving, among other parties, the Resolution Trust Corporation. Because of the serious nature of the initial demands and the lack of legal precedent settling these claims, the actuarial estimates included many factors which created a range of predicted outcomes. The Registrant reviews and changes its ultimate loss projections monthly on all classes of business and matches actuarial expectations with actual development to make its adjustments.

COMMISSIONS EXPENSES

The six months ended June 30, 1996 had a commissions expense increase of approximately 43% ($1,874,564 vs. $1,308,746) from the same period in 1995, and the three month period reflects an increase of 60% ($1,153,872 vs. $720,518). The 1996 increase in commission expenses is proportional to the increased premiums earned. The effective commission rate on premiums earned in 1996 decreased from 25% to 24% from the comparable period in 1995. The lower acquisition cost relates to the change in retention levels on the Oakley business at the April 1, 1995 treaty renewal date and the lower acquisition costs associated with writing more business directly in First Re.

OTHER OPERATING AND MANAGEMENT EXPENSES

Other operating and management expenses decreased 4% for the six months ending June 30, 1996 ($1,791,407 vs. $1,874,937) when compared to the same periods of 1995. The three month period reflects a decrease in expenses of 17%. The decrease relates to a cost reduction program put into effect during the second half of 1995.

The Registrant continues to identify and initiate cost reduction strategies as it becomes more efficient in operating its Oakley subsidiary and managing its run-off liabilities.

PROVISION FOR INCOME TAXES

The six months ended June 30, 1996 reflected a 28% effective tax rate as compared to a 21% tax rate for the 1995 period and for the three month period. This increase is due to a higher proportion of fully taxed realized capital gains in the total revenue.

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

                (a)(27) Financial Data Schedule


                (b)     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FINANCIAL INSTITUTIONS INSURANCE GROUP, LTD.
- --------------------------------------------
(Registrant)


August 14, 1996
                                   John A. Dore
                                   -------------------------------------------
                                   John A. Dore

                                   (President and Chief Executive Officer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)

August 14, 1996
                                   Lonnie L. Steffen
                                   -------------------------------------------
                                   Lonnie L. Steffen

                                   (Chief Financial Officer, Executive Vice
                                   President, Treasurer, duly authorized to sign this report in such capacities and on behalf of the Registrant.)